Form 10QSB
period 2006-09-30
CADISCOR RESOURCES INC.
filed 2006-11-13
CIK 1375213

OMB APPROVAL

OMB Number: 3235-0416

Expires: March 31, 2007

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________ Commission File Number: 0-52252
CADISCOR RESOURCES INC
(Exact name of small business issuer as specified in its charter)
Quebec, Canada N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.) or organization
1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1

(450) 641-0775
(Address and telephone number of registrant’s principal executive offices and principal place of business)

(Former name, former address and former fiscal year, if changed since last report):

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(Yes) [  ]      (No) [ X  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

27,599,000 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2006 for the following reasons:

a)

The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal; and

b)

The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; and

c)

The registrant has not received any receipts from the sale of mineral products or from the operations of mineral producing properties since it does not sell mineral products nor conduct operations of mineral producing properties.

_____________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1. Legal proceedings

As of September 30, 2006 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a)

The instruments defining the rights of the holders of common shares have not been modified during the period.

b)

The rights evidenced by the common shares have not been limited or modified during the period.

c)

The Company has obtained new proceeds in a total amount of $6,599,000 from an initial public offering in Québec, Canada during the period. The Company spent a total of $32,337 deferred expenditures on properties and $4,200,172 on acquisition of properties during the period from July 1, 2006 to September 30, 2006.

From the flow-through proceeds in the amount of $4,300,000 obtained from the sale of flow-through common shares in initial public offering as fully described in Form 10-SB dated August 28, 2006 an amount of $4,270,985 of flow-though proceeds remains to be spent on exploration before December 31, 2007.

During the reporting period, the Company spent a total of $29,015 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders.

The Company’s private placement that took place in Canada, in the reporting period, was an exempted transaction not requiring the filing of registration statement pursuant to Section 4 of Securities Act of 1933. The Company’ securities are traded solely on a Canadian Exchange throughout Canada. At all times relevant to this private placement and the initial public offering, the Company’s securities were not sold or delivered after sale in the United States of America and were therefore not in violation of dispositions of Section 5 of the Securities Act of 1933.

Therefore, in the following descriptions of the private and public offering of the Company, any reference to the Company being “exempted of registration in the U.S.” refers each time to the Company meeting at the time of these offerings the criteria for the above-mentioned exemptions.

Pursuant to a private placement dated August 17, 2006, the Company issued 20,000,000 common shares to Strateco Resources Inc. as partial consideration for the acquisition of a 100% interest in the Discovery and Montbray properties as described in the following table:

Date of private placement	Private placement	Value	Number of shares	Number of warrants	Consideration
August 17, 2006	Strateco Resources Inc.	$3,200,172	20,000,000	0	Partial consideration for the acquisition of 100% interest in Discovery property and Montbray property

(c)

Public offering in Canada

The Company conducted an Initial public offering in Quebec, Canada, with a visa for prospectus of the Quebec Securities Commission and the approval of the TSX Venture Exchange (TSX). This public offering is detailed as follows:

Initial public offering by Prospectus (1)	Number of Flow-trough shares sold (2):	Number of units sold (2) (3):	Amount received: $ (3)	Number of common shares issued (3)	Number of warrants (3)	Brokers’ fees (4)	Brokers’ warrants (4)
August 17, 2006 closing	4,300,000	2,299,000	$6,599,000	6,599,000	1,149,500	$461,930	461,930
August 17, 2006 Partial consideration paid to GéoNova Explorations Inc. for the acquisition of 100% interest in Discovery property (5)			Valued at $1,000,000	1,000,000 common shares qualified by prospectus

(1)

On August 3, 2006, Cadiscor received the final visa for a prospectus offering in Quebec, Canada, from the Quebec Securities Commission and TSX Venture Exchange (TSX) of up to $8,500,000 including $5,590,000 in flow-through shares.

(2)

The flow-through offering was completed on August 17, 2006 with a total of $4,300,000 for 4,300,000 flow-through common shares subscribed for and $2,299,000 were obtained from the sale of 2,299,000 units that represented 2,299,000 common shares and 1,149,500 warrants.

(3)

The financing was realized at a price of $1.00 per flow-through share and $1.00 per unit for a total financing in the amount of $6,599,000. Each unit comprises 1 common share and one half of one warrant. Each whole warrant gives the right to its holder to subscribe one common share at the price of $1.25 per share until February 18, 2008.

(4)

On August 17, 2006 at the closing of the Initial Public Offering, the Company as part of the agency agreement with Dundee Securities Inc., Canaccord Capital Corporation and Haywood Securities Inc. acting as brokers for the public offering in Canada, has paid broker’s fees representing 7% of the total amount obtained in the financing for a sum of $461,930 and has issued 461,930 brokers’ warrants representing 7 % of the number of shares sold in the financing. Dundee Securities Corporation received 230,964 broker’s warrants, Canaccord Capital Corporation received 115,483 broker’s warrants and Haywood Securities Inc. received 115,483 broker’s warrants. Each broker’s warrant allowed each broker to acquire one common share at the price of $1.00 per share for a period of 18 months following the closing until February 18, 2008.

(5)

On August 3, 2006, Cadiscor received the final visa for a prospectus offering in Quebec, Canada, from the Quebec Securities Commission and TSX Venture Exchange (TSX) to issue 1,000,000 common shares to GéoNova Exploration Inc. as partial consideration of the acquisition of a 100% interest in the Discovery property instead of a payment in cash of $1,000,000 since these shares were qualified by prospectus.

The Company was at the time of this private placement and of the public offering under the jurisdiction of the Quebec Securities Commission. The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and particularly Rule 45-106 art. 2.13 (2) and obtained the authorization from the TSX Venture Exchange.

Exploration works and use of proceeds on Exploration

The Company anticipates that the net proceeds from the flow-through portion of the public offering and the Units sale in the provinces of Canada, completed on August 17th, 2006 which amounts after payment of the Brokers’ Fees but before deduction of the Expenses of issuance of shares to $6,137,070 will be allocated as follows:

Amounts allocated
Exploration work on the Discovery Property	$ 4,300,000
Payment of the balance of the purchase price of the Discovery Property	$ 275,000
Reimbursement of advances to Strateco	$ 225,000
Expenses of issue	$ 250,000
Working capital(1)	$ 1,087,070

(1)

The Company will use such funds to pay its overhead, mitigate various unforeseen expenses for issuance of shares and reserve certain amounts for future acquisition of other mining properties.

However, due to the nature of mineral exploration and the results obtained during the performance of the work, it should be understood that the work programs and budget allocations may be re-evaluated, changed and allocated differently. The Company intends to spend the funds at its disposal in the manner indicated. However, some circumstances may justify the reallocation of the funds for valid business reasons.  If applicable, the changes made to the initial program will be indicated and explained in the Company’s annual report.

For the period between July 1, 2006 and September 30, 2006, the Company has acquired the rights on the Discovery and Cameron projects, grouped under the name of “Discovery Property”, from the related company Strateco Resources Inc. at their carrying value of $3,425,172 and from the company GéoNova Explorations Inc. at their fair value of $1,275,000 in exchange of:

•

20,000,000 shares of the Company issued to Strateco Resources Inc. for an amount of $3,200,172;

•

1,000,000 shares of the Company issued to GéoNova Explorations Inc. for an amount of $1,000,000; and

•

$225,000 and $275,000 in cash to Strateco Resources Inc. and GéoNova Explorations Inc. respectively.

The Company and Strateco Resources Inc. are related due to the fact that they have interlocking directors having significant influence on both companies and Strateco was from the date of incorporation until August 21, 2006 the sole shareholder of the Company and acted then as the Parent Corporation of Cadiscor until the Company became a public company. This relation is fully described in Form 10 –SB dated August 28, 2006.

The Discovery property was the subject of a Canadian NationaI Instrument 43-101-compliant report by the firm InnovExplo Inc. (“InnovExplo”) in May 2006. The report indicates that the gold zones are continuous and the potential for converting the inferred resource into an indicated resource is high. The report also mentions that the potential for increasing the resource through additional drilling is also high, especially at depth, under the known gold zones. The report recommends a Phase 1, two-stage drilling program. The first stage consists of 11,500 metres of drilling in 20 holes to delineate the inferred resource. The second stage targets the zones at depth, with 21,000 metres of drilling in 31 holes.

The InnovExplo report also recommends that a subsequent pre-feasibility study be carried out to assess Phase II, which would consist of an underground bulk sampling program aimed at confirming geological and grade continuity.

On September 25, 2006, the Company announced that it had awarded a 19,000-metre drilling contract for the Discovery property. Work commenced in the first week of October. The contract calls for the use of two drills initially and the addition of a third drill in mid-November.

Drilling will be ongoing for several months, with drill results reported regularly as soon as they become available. The current assaying time in specialized laboratories is four weeks. The Company expects to publish a new resource estimate at the end of drilling, toward the end of the first quarter of 2007.

The Company is well funded and will conduct a major drilling program in the coming months that will reveal the potential of the Discovery property, an advanced gold project. At the same time, management is assessing other projects to diversify Cadiscor’s mining portfolio and enhance shareholder value.

The Company conducted during that brief period between the Initial public offering on August 17, 2006 and the end of the reporting period on September 30, 2006, exploration works of the issuer’s net offering proceeds on the Discovery property that amounted at $32,337 representing 0.49% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Property can be consulted in the preceding paragraphs.

In the second quarterly report of 2006, one initial public offering was completed for a total of $6,599,000 in financing and a total of 6,599,000 common shares and 1, 149,500 warrants were issued. Furthermore, 21,000,000 common shares were issued as counterpart of properties and 1,450,000 stock options were issued to directors and key employees at the price of exercise of $1.00 per share for a period of five years.

Director’s fees

The Company paid to Company’s directors with the exception of the president and director Mr. Bouchard, for their presence to the Directors’ meetings fixed fees in the total amount of $1,400 for the period from July 1st, 2006 to September 30, 2006.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There is no matter that was submitted to a vote of Security Holders during the period.

Item 5. Other information

There is no other information to report

Item 6. Exhibits

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADISCOR RESOURCES INC.

Registrant

Date: November 6, 2006

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer