Form 10KSB
period 2006-12-31
CADISCOR RESOURCES INC.
filed 2007-03-30
CIK 1375213

FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number: 0-52252

CADISCOR RESOURCES INC.

(Name of small business issuer in its charter)

Quebec, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Gay-Lussac, Boucherville, Quebec	J4B 7K1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (450) 641-0775

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class      Name of each exchange on which registered

____________________________    ___________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Shares

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No ¨

SEC 2337 (12-05)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenues for its most recent fiscal year: None- Junior Exploration Company

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 15, 2007 the average bid for the common shares for the past 60 days was $0.75CDN per share for and aggregate market value of $20,699,250CDN.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be file by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ¨ No ¨

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,674,000 common shares as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7:

Financial Statements

The Company incorporates for reference to the present document the Cadiscor Resources Inc. audited financial statements for the fiscal year ending December 31, 2006 that will include, upon amendment of this report, U.S. GAAP reconciliation. These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART 1

Item 1.

Business.

2006 marked the inaugural year of Cadiscor Resources Inc. (“the Company” or “Cadiscor”). Cadiscor was created as a subsidiary of Strateco Resources Inc. (“Strateco”) to hold Strateco’s gold assets. In exchange for the transfer of the properties, Cadiscor issued 20,000,000 common shares to Strateco and assumed previous obligations related to the acquisition of those assets. The Cadiscor shares were later distributed to Strateco shareholders on a pro rata basis.

From the outset, the Company rapidly took certain steps to secure its future development. The third quarter of 2006 saw the closing of an Initial Public Offering (IPO), the listing of the Company’s shares on the TSX Venture Exchange under the symbol CAO and on the Frankfurt Exchange under the symbol DQN, and the initiation of exploration work by the Company.

On August 17, 2006, the Company announced that it had closed an IPO for $6,599,000. The offering included flow-through common shares and units (“Units”). Each Unit consisted of one common shares of Cadiscor and half a warrant. Each whole warrant entitling its holder to purchase one common share of Cadiscor at $1.25 for a period of 18 months following the closing date of the financing. Each Unit and flow-through common share purchased by the investment syndicate, which was led by Dundee Securities Corporation and included Canaccord Capital Inc. and Haywood Securities Inc., was priced at $1.00.

This initial financing was primarily used to finance exploration on the Discovery property during the year. After deducting brokerage, listing and legal fees and the repayment of the balance of the Discovery property purchase price, the Company had approximately $5,400,000, including $4,300,000 in flow-through funds that must be spent on exploration by December 31, 2007.

On August 18, 2006, the TSX Venture Exchange approved the listing of 27,599,000 common shares of Cadiscor. The shares began trading under the symbol CAO at the opening of the market on August 21, 2006. Since September 11, 2006, the shares have also traded on the Frankfurt Exchange under the symbol DQN.

The Company began operations in September 2006 with the planning of the drilling program on the Discovery property. Dresden Capital of Montreal was retained as an investor relations advisor to publicize the Company and its projects.  Management also held numerous meetings to inform investors on the Company and its growth potential, and a website was created to provide direct, easy access to information on the Company, at www.cadiscor.com.

As part of its IPO, the Company had geological consultants InnovExplo Inc. prepare a report on the Discovery zone in compliance with National Instrument 43-101. The report identified a total indicated resource of 381,100 tonnes grading 6.74 g/t Au and an inferred resource of 847,200 tonnes grading 6.35 g/t Au. The authors of the report noted the good continuity of the gold-bearing zones, and the strong potential for extending the zones laterally and at depth through additional drilling.

On September 25, 2006, the Company announced that it had granted a contract for 19,000 metres of drilling on the Discovery property. The contract provided for the use of two drills at the outset, with the addition of a third in mid-December. In October 2006, the Company began drilling on Discovery to increase the Discovery zone resource and upgrade the resource from inferred to indicated. At year-end, 11,763 metres had been drilled and 23 holes completed. Full assay results received for nine holes as at December 31, 2006, confirmed the presence and continuity of the mineralization, as well as the potential for additional high-grade gold mineralization around and below the Discovery zone.

Seven of the first nine holes returned gold grades equal to or greater than the grades calculated in InnovExplo Inc.’s qualification report, which attests to the strength and continuity of the mineralization. The following is a summary of the best drill results reported in the press release dated December 12, 2006:

Hole	Au (g/t)	Length* (m)
B-06-107	7.02	3.80
B-06-108	6.25	3.45
B-06-109	6.83	3.60
B-06-110	7.64	2.00
B-06-112	7.71	1.40
B-06-113	24.70	2.00
B-06-116	6.66	3.00

    * core length

Management also entered into two partnership agreements. On November 30, 2006, the Company announced that it had signed an option agreement with Agnico-Eagle Mines Limited ("Agnico") for the Montbray gold property. This option provides for Agnico to earn a 50% undivided interest by conducting exploration worth $750,000 over four years and making payments totalling $60,000 over the same period. Agnico will be the project operator. Once it has earned its 50% interest, Agnico has a three-year option to increase its interest to 60% by funding the full cost of $10,000,000 of exploration or a bankable feasibility study. This agreement allows the Company to benefit immediately, not only from Agnico’s recognized gold exploration know-how, but from the property’s exploration potential, without the dilution that would result from funding this work through a share offering.

On December 19, 2006, the Company signed a letter of intent with Canadian Royalties Inc. to acquire a 50% interest in the Cameron Shear property. This property covers the eight-kilometre extension to the east of the geological formations seen on the Discovery property. The Cameron Shear property consists of 193 claims covering 3,038 hectares. The Company issued 75,000 shares to Canadian Royalties Inc. upon signature of the agreement, and must incur $1,000,000 in exploration over five years and make total cash payments of $50,000 over the same period to earn its interest. Once it has acquired its 50% interest, the Company may acquire another 10% by financing the entire cost of a bankable feasibility study. The Company is the project operator. This agreement enables the Company to consolidate its control over an area that is relatively unexplored but has strong gold potential given the results obtained to date on Discovery.

At December 31, 2006, your Company held 100% interests in the Discovery and Montbray properties and an option on the Cameron Shear property, three gold exploration projects.

On December 31, 2006, Cadiscor shares were trading at $0.77 on the TSX Venture Exchange. In just over four months since they were listed, over 18,000,000 shares traded, nearly 65% of the capitalization. The decline in price relative to the issue price was partly due to the pressure resulting from the rapid sale of some of the shares distributed to Strateco shareholders. The share price has firmed since October 2006 thanks to management’s efforts to raise the Company’s profile, combined with steps taken by the investor relations firm and the release of drill results for the Discovery property. The rising gold market also helped support the share price.

On February 19, 2007, the Company released in a press release more strong drill results for the Discovery property. The best result was 13.11 g/t Au over 5.4 metres in Hole B-06-123, confirming the project’s excellent gold potential. Drilling is ongoing until the end of March 2007, after which a new resource calculation will be performed. An opportunity study on an underground exploration program will also be carried out.

On behalf of the Board of Directors,

(Signed) Michel Bouchard

Date: March 5, 2007

Item 2.

Properties.

Cautionary Note to U.S. Investors concerning estimates of Measured and Indicated Resources. This section uses the terms “measured” and “indicated resources”. We advise U.S. investors that while those terms are recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize them. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources. This section uses the term “inferred resources.” We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it. “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally minable.

The Company holds 100% of two mining properties and an option on third. Those three properties are all located in Québec and cover 345 claims for a total area of 7,529 hectares.

Discovery Project

100% interest

Location and Access

The Discovery property lies 35 kilometres northwest of Lebel-sur-Quévillon, Québec, in Bruneau and Desjardins townships. The project is easily accessible by the gravel road that connects Lebel-sur-Quévillon with Matagami. A large network of logging roads provides access to various parts of the property.

Mining Claims

The Discovery property consists of the Discovery and Cameron projects acquired from Strateco.  In all, the project consists of 124 mining claims covering an area of 3,371 hectares.

Gold Potential

The project is strategically located in the eastern extension of the Harricana-Turgeon belt, which hosts the Matagami, Joutel and Casa-Bérardi mining camps. The project lies along a southeastern-striking section of a regional network of interconnected deformation corridors that extend eastward from the Quebec-Ontario border, crossing the Northern Volcanic Zone of the Abitibi Greenstone Belt. This network of deformation zones (Cameron-Casa-Bérardi deformation zone) represents a major geological discontinuity characterized by the interruption of structural and stratigraphic interference patterns.

The Cameron - Casa-Bérardi deformation zones host numerous gold deposits, such as: Casa-Bérardi (reserves of 4.9 Mt @ 7.69 g/t Au), Douay (Zone 531: 628,000 tonnes @ 6.90 g/t Au; West Zone: 676,000 tonnes @ 5.75 g/t Au;  Main Zone: 221,000 tonnes @ 9.60 g/t Au), Vezza (2.76 Mt @ 4.60 g/t Au), Detour Lake (1.75 million ounces of gold with a resource of 8.10 Mt @ 6.10 g/t Au), Flordin (816,000 tonnes @ 5.10 g/t Au).

Exploration Work

Previous exploration conducted on the Discovery project from 1986 to 2006, particularly by Homestake Canada Ltd., GéoNova Exploration Inc. and Strateco, led to the delineation of the Discovery gold-bearing zone for a distance of over 800 metres and to a depth of 700 metres. The Discovery mineralized zone splits into three subvertical gold-bearing lenses, each 100 to 200 metres wide. On the East lens, the deepest hole drilled below the -400-metre level returned intersections of 11.97 g/t Au over 4.35 metres. On the Central lens, the deepest hole, drilled at over 600 metres below surface, returned 4.33 g/t Au over 7.59 metres, including 5.51 g/t Au over 5.11 metres. These two zones remain open at depth.

In May 2006, InnovExplo Inc. completed an National Instrument 43-101 compliant report that indicates that the Discovery zone contains an indicated resource of 381,100 tonnes @ 6.74 g/t Au and an inferred resource of 847,200 tonnes @ 6.35 g/t Au.  The report indicates that the gold-bearing zones are continuous, and that the potential for converting the inferred resource into an indicated resource is high. The report also mentions that there is strong potential for increasing the resource through additional drilling, particularly at depth, below the known gold-bearing zones.

Labrador
Quebec
Close up
Agrandissement
Quebec
Montreal

PROPRIÉTÉS (Or):

DISCOVERY (100% Cadiscor)

MONTBRAY (optionée à Agnico-Eagle)

CAMERON-SHEAR (optionée de Canadian Royalties)

Ontario
Quebec
Albanel
Chibougamau
Chapais
Matagami
MONTBRAY
Quevillon
DISCOVERY/CAMERON-SHEAR
La Sarre
Amos
Matheson
Val d'Or
Rouyn-
Noranda
Kirkland Lake
Ville-Marie
Temiscaming
Mont-Laurier
North Bay

PROPERTIES (Gold):

DISCOVERY (100% Cadiscor)

MONTBRAY (optioned to Agnico-Eagle)

CAMERON-SHEAR (optioned from Canadian Royalties)

In October 2006, the Company initiated a drilling program aimed at increasing the Discovery zone resource and upgrading it from inferred to indicated. At December 31, 2006, 11,763 metres had been drilled in 23 holes.

The Company released assays for 24 holes in press releases dated December 12, 2006 and February 19, 2007. The following is a summary of the best drill results, from these press releases:

Hole	Au (g/t)	Length* (m)
B-06-73B	7.25	1.15
B-06-107	7.02	3.80
B-06-108	6.25	3.45
B-06-109	6.83	3.60
B-06-110	7.64	2.00
B-06-112	7.71	1.40
B-06-113	24.70	2.00
B-06-116	6.66	3.00
B-06-119	8.21	3.00
B-06-120	6.12	1.40
B-06-121	6.72	3.00
B-06-123	13.11	5.40
B-07-124A	8.87	1.90
B-06-132	10.94	2.75

    * core length

These results confirm the presence and continuity of strong gold mineralization at depth and surrounding the three Discovery zone lenses. More particularly, Hole B-06-123, which returned 13.11 g/t Au over 5.40 metres, showed that the East lens remains open at a depth of 600 metres below surface.

In the 600E section, 600 metres east of the Discovery zone, holes drilled by Strateco led to the identification of a new area of interest, where three mineralized zone were intersected, two of which returned interesting results, namely 7.00 g/t Au over 1.75 metres and 5.85 g/t Au over 2.20 metres.  Hole B-06-132, which returned 10.94 g/t Au over 2.75 metres confirmed the potential of this relatively unexplored area of the property.

The drilling program will continue until the end of March 2007, following which a new resource calculation will be performed. An opportunity study will also be carried out on an underground exploration program.

Cameron Shear Project

Option to acquire a 50% interest

Location and Access

The Cameron Shear project lies adjacent to the eastern part of the Discovery project. It lies 35 kilometres northwest of Lebel-sur-Quévillon, Québec, in Desjardins Township. The project is accessible via a gravel road linking Lebel-sur-Quévillon to Matagami. A large network of logging roads facilitates property access.

Mining Claims

The project is wholly-owned by Canadian Royalties Inc. and it consists of 193 claims covering an area of 3,038 hectares. In December 2006, the Company signed a letter of intent with Canadian Royalties Inc. stipulating that the Company may acquire an undivided 50% interest by funding $1,000,000 in exploration and making payments of $50,000 over a five-year period. The Company also issued 75,000 shares to Canadian Royalties Inc. upon signature of the agreement. Once it has earned its 50% interest, the Company may earn an additional 10% interest by financing the entire cost of a bankable feasibility study. The Company is the project operator.

Gold Potential

The property covers an eight-kilometre section of the Cameron deformation zone between the Flordin gold deposit (816,000 tonnes @ 5.10 g/t Au) and Discovery (an indicated resource of 381,100 tonnes @ 6.74 g/t Au and an inferred resource of 847,200 tonnes @ 6.35 g/t Au). The Cameron deformation zone is part of a regional network of interconnected deformation corridors extending east from the Québec-Ontario border and crossing the Northern Volcanic Zone of the Abitibi Greenstone Belt. This network of deformation zones represents a major geological discontinuity characterized by an interruption of the structural and stratigraphic pattern. These zones of intense deformation host numerous gold deposits, including: Casa-Bérardi (reserves of 4.9 Mt @ 7.69 g/t Au), Douay (Zone 531: 628,000 tonnes @ 6.90 g/t Au, West Zone: 676,000 tonnes @ 5.75 g/t Au and Main Zone: 221,000 t @ 9.60 g/t Au), Vezza (2.76 Mt @ 4.60 g/t Au) and Detour Lake (1.75 million ounces of gold produced with a resource of 8.10 Mt @ 6.10 g/t Au).

Exploration Work

The property is relatively unexplored. Sporadic work was reported from 1937 to 1986. From 1986 to 1988, a joint venture between Quinterra, Noramco and Golden Triangle led to exploration work on a vast property that included the Cameron Shear property. A hole drilled by Klondike Gold in 1997, during the last reported work program, returned 0.5 g/t Au over 7.6 metres.

The Company plans to conduct a $100,000 exploration program in 2007, consisting primarily of a magnetometry and electromagnetic helicopter-borne survey that was carried out in February 2007.

Montbray Project

100 % interest

Location and Access

The Montbray property lies in central Montbray Township some 30 kilometres west of Rouyn-Noranda, Québec. The property is accessed by trails off a gravel road that connects to the paved road linking Rouyn-Noranda and La Sarre.

Mining Claims

The project consists of 28 claims covering an area of 1,120 hectares. In November 2006, the Company signed a letter of intent with Agnico-Eagle Mines Limited providing for Agnico to acquire a 50% undivided interest by funding $750,000 in exploration and making payments of $60,000 over a four-year period. Agnico is the exploration project operator. Once it has earned its 50% interest, Agnico has a three-year option to increase its interest to 60% by financing alone $10,000,000 in additional exploration or conducting a bankable feasibility study.

Exploration Work

Previous exploration on the Montbray project from 1996 to 2001, particularly by Altavista Mines and Strateco , led to the discovery of three mineralized showings, including the Montbray showing, where channel sampling returned 17.53 g/t Au  over 0.75 metres and 4.51g/t Au over 2.5 metres. The subsequent drilling program confirmed the extension of the Montbray showing at depth. The best values were 7.67 g/t Au over 2.35 metres and 2.96 g/t Au over 2.18 metres. During the most recent work done on the property in 2001, a drilling program located the eastern extension of the gold-bearing structure on the Agnico property adjacent to the western part of the Montbray property. The most significant result was 1.38 g/t Au over 1.55 metres associated with a fault zone.

A $100,000 exploration program is planned by Agnico-Eagle for the Montbray property in 2007 to be performed by Agnico..

Item 3.

Legal proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4

Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2006.

PART 11

Item 5

Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)

Market information

CURRENCY AND EXCHANGE RATES

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated.  The following table sets forth (i) the rates of exchange for the Canadian dollar, expressed in the U.S. dollars, in effect at the end of each of the periods indicated; (ii) the average exchange rates in effect on the last day of the end of each such period; (iii) the high and low exchange rate during such periods, in each case based on the noon buying rate in cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York. Prices based on the period January 1 to December 31 yearly, and quoted in U.S. Dollars.

2006
Rate at end of Period	1.1652
Average Rate During Period	1.131
High Rate	1.172
Low Rate	1.099

The high and low exchange rates for each month during the previous six months are as follows:

	September 2006	October 2006	November 2006	December 2006	January 2007	February 2007
High rate	$1,1272	$1,1384	$1,1474	$1,1652	$1,1824	$1,1852
Low rate	$1,1052	$1,1154	$1,1275	$1,1415	$1,1647	$1,1609

On March 15, 2007 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$1.17

The Company’s securities are traded in Canada as Cadiscor Resources Inc. (“CAO”) on the TSX Venture Exchange since August 21, 2006 and on the Frankfurt Exchange under the symbol DQN since September 8, 2006.

Based on information obtained from the TSX Venture Exchange, the high and low bid quotations for the common stock of the Company for 6 business days are set forth in the table below:

	Low	High	Volume
March 15	$0.80	$0.84	63,801
March 14	$0.77	$0.86	118,722
March 13	$0.80	$0.85	171,045
March 12	$0.84	$0.87	79,898
March 9	$0.83	$0.87	187,542
March 8	$0.80	$0.86	140,702

Prior sales of common shares in Canada

The common shares of the Company have been trading on the TSX Venture Exchange under the symbol CAO since August 21, 2006.

	High	Low	Volume
August 21, 2006	$0.75	$0.64	137,000
December 29, 2006	$0.77	$0.72	104,398

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies.  No assurance can be made that the Company’s share price and volume will not continue to fluctuate materially.

(b)

Offerings in Quebec and in Canada

Since its incorporation on March 6, 2006 and until August 21, 2006, the Company had total assets not exceeding $10,000,000 and the Company’ securities were not quoted in an automated inter-dealer quotation system. The Company therefore meets the criteria of Rule 12g-1 which allows for exemption of registration from Section 12 (g) of the Securities Exchange Act of 1934 under these circumstances. Furthermore the Company is considered a foreign private issuer and had since August 21, 2006 fewer than 300 holders resident in the United States and was also exempted from registration under Section 12 (g) in meeting the criteria of Rule 12g3- 2.

However, the Company elected to register its common shares under section 12 (g) of the Securities Exchange Act of 1934 under Form 10 SB which allows the small business to comply with the requirement of the SEC at lower costs. The main purpose of this registration was to allow the shareholders of Strateco Resources Inc., a company which has its common shares registered with the U.S. Securities and Exchange Commission since September 2002, to receive the shares of Cadiscor. Strateco as discussed in Form 10/SBA2, section DESCRIPTION OF BUSINESS, ITEM 1 (b) was acting in the context of a distribution by Strateco of 20,000,000 shares of Cadiscor to its shareholders of record in all jurisdictions.

(c)

Private offerings in Quebec, Canada

The Company’s private placement to Strateco of 20,000,000 common shares for acquisition of properties was an exempted transaction not requiring the filing of registration statement pursuant to Section 4 (2) of Securities Act of 1933 since it did not involve any public offering.

The Company was at the time of the private placement with Strateco exempted to file a prospectus for the private placement with Strateco according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and particularly Rule 45-106 art. 2.13 (2) and obtained the authorization from the TSX Venture Exchange. Pursuant to this private placement, the Company issued 20,000,000 common shares to Strateco Resources Inc. as partial consideration for the acquisition of a 100% interest in the Discovery and Montbray properties as described in the following table:

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

The placement of 1,000,000 common shares to GéoNova Exploration Inc. as partial payment of Discovery Property did not involve any public offering but were qualified by the same prospectus and the same visa of Quebec Securities Commission than the public offering since the price of the shares were qualified at the same price and were exempted form sale restriction since it was approved by visa of the Quebec Securities Commission. This placement qualifies for the exemption pursuant to Section 4(2) of Securities Act of 1933 since it did not involve any public offering and the Company’s securities were not sold or delivered after sale in the United States of America and were therefore not in violation of dispositions of Section 5 of the Securities Act of 1933.

(d)

Public offering in Quebec, Canada

The Company conducted one public offering in Quebec, Canada, with a visa for prospectus of the Quebec Securities Commission and the approval of the TSX Venture Exchange (TSX). This public offering is detailed as follows:

Initial public offering by Prospectus (1)	Number of Flow-trough shares sold (2)	Number of units sold (2) (3):	Amount received: $ (3)	Number of common shares issued (3)	Number of warrants (3)	Brokers’ fees (4)	Brokers’ warrants (4)
August 17, 2006 closing	4,300,000	2,299,000	$6,599,000	6,599,000	1,149,500	$461,930	461,930

August 17, 2006 Partial consideration paid to GéoNova Explorations Inc. for the acquisition of 100% interest in Discovery property (5)			Valued by prospectus at $1,000,000	1,000,000 common shares qualified by prospectus

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

(4)

On August 17, 2006 at the closing of the Initial Public Offering, the Company as part of the agency agreement with Dundee Securities Inc., Canaccord Capital Corporation and Haywood Securities Inc. acting as brokers for the public offering in Quebec, Canada,, has paid broker’s fees representing 7% of the total amount obtained in the financing for a sum of $ $461,930 and has issued 461,930 brokers’ warrants representing 7 % of the number of shares sold in the financing. Dundee Securities Corporation received 230,964 broker’s warrants, Canaccord Capital Corporation received 115,483 broker’s warrants and Haywood Securities Inc. received 115,483 broker’s warrants. Each broker’s warrant allowed each broker to acquire one common share at the price of $1.00 per share for a period of 18 months following the closing until February 18, 2008.

(5)

On August 3, 2006, Cadiscor received the final visa for a prospectus offering in Quebec, Canada, from the Quebec Securities Commission and TSX Venture Exchange (TSX) to issue 1,000,000 common shares to GéoNova Exploration Inc. as partial consideration of the acquisition of a 100% interest in the Discovery property instead of a payment in cash of $1,000,000 since these shares were qualified by prospectus. See Exhibits 6.1 and 6.2.

(e)

Use of proceeds

The proceeds of the public offering during the period consisting of flow-through proceeds realized in the year 2006, in the amount of $6,599,000. Part of this sum has been used in the last quarter of the period of the following manner: $1,221,707 has been spent on exploration of Discovery, Montbray and Cameron Shear Properties and $487,473 on working capital expenses. The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

The Company conducted during the last quarter of 2006 exploration works on Discovery Property in the amount of $1,217,020 representing 23% ot the issuer’s net proceeds in the approximate amount of $5,400,000. The Company spent exploration expenses on the Montbray Property in the amount of $1,406 and on the Cameron Shear Property in the amount of $3,281 or less than 5% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period can be consulted in the sections Report to Shareholders and Management Discussion and Analysis of Financial Position in PART 1.

The Company paid payments obtained in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $3,800.

(f)

Holders

The Company has no holder of debentures as of March 15, 2007.

As of March 15, 2007, Cadiscor’s capital stock of 27,674,000 common shares were held by 67 registered shareholders throughout Canada, Of that number 12 are registered holders in the United States and hold together 185,932 common shares or 1% of the capital stock. Of that number of registered holders in the U.S., CEDE & Co, a major trading firm holds 148,235 common shares for an unknown number of residents in the U.S.

(g)

Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of March 15, 2007, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h)

Equity compensation plan information as at December 31, 2006

The following table sets out certain details with respect to compensation plans pursuant to which securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighed-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – Stock Option Plan	2,301,980	$0.93	457,920
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	2,301,980	$0.93	457,920

Item 6

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(a)

Plan of operation

(b)

Cadiscor management believes the Company can satisfy its cash requirements until December 2007 in the following manner:

The net proceeds of the Initial Public Offering as defined in section Part II (d) Public offering in Canada after payment of the Brokers’ Fees but before deduction of the Expenses of Issue, in the amount of $6,137,070 will be allocated as follows:

Amounts allocated
Exploration work on the Discovery Property	$4,300,000
Payment of the balance of the purchase price of the Discovery Property	$275,000
Reimbursement of advances to Strateco	$225,000
Expenses of issue	$250,000
Working capital(1)	$1,087,070

(1)

The Company will use such funds to pay its overhead, mitigate various unforeseen expenses related to this Initial Public Offering and reserve certain amounts for future acquisition of other mining properties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nature of the Company

The Company was incorporated under the Canadian Business Corporations Act on March 6, 2006.  Shares of the Company began trading on August 21, 2006. The Company has advised the financial market authorities that the date of its first financial year-end has been changed to December 31, 2006. (See on the SEDAR website at www.sedar.com)

The Company is primarily engaged in the exploration of mining properties with a view to commercial production. The Company owns or has interest in various mining properties in Québec, but does not presently have any properties in production.

Recovery of the cost of mining assets is subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to pursue exploration and development of its properties and profitable future production or the proceeds from the sale of properties.The Company must periodically obtain additional funds to pursue its activities. Its ability to do so in the past is no guarantee of its success in doing so in the future.

Exploration Activities

Exploration expenses for the year 2006 amount to $1,221,707.

Selected Annual Information

December 31, 2006 (9 months) $

Income	97,175
Expenses
General and administrative expenses	873,689
Net loss	683,714
Net loss per share, basic and diluted	0.025
Total assets	10,326,070
Current liabilities	482,081
Shareholders’ equity	7,883,889

Operating Results

Cadiscor posted a loss of $683,714 for the year ended December 31, 2006. The Company did not record any sales as none of its properties are in production.

General and administrative expenses to December 31, 2006 were $873,689 and were mainly attributable to stock-based compensation expenses of $508,239, professional fees and legal and audit expenses of $141,904, investor relations expenses of $103,679 and listing and registrar fees of $47,579.

The Company earned $77,175 in interest income and realized a $20,000 gain on the sale of mining right on the Montbray property.

Cadiscor has been a public company since August 3, 2006. Consequently, its financial results cannot be compared to figures for prior periods.

Quarterly Financial Information

The following table contains selected financial information for the last three quarters.

2006
	2nd Quarter *	3rd Quarter	4th Quarter

Total revenue	-	$ 26,414	$ 70,761
Net loss	$ 33,758	$ 359,802	$ 290,154
Net loss per share	-	$ 0.01	$ 0.01

*The Company was not in operation during the first quarter and changed its date of fiscal year closing from March 31 to December 31 as reported on Form 8K dated January 4, 2007

Cash Flow

The Company had working capital of $3,922,110 at December 31, 2006, primarily from the closing of a public offering for total proceeds of $6,599,000 during the year. These funds will be used for the planned 2007 exploration programs as well as for general corporate purposes.

Sources of Financing

On August 17, 2006, management announced the closing of an Initial Public Offering (“IPO”) for $6,599,000. The IPO included flow-through common shares and units (“Units”). Each Unit consisted of one common share of Cadiscor and half a warrant, with each whole warrant entitling its holder to subscribe for one common shares of Cadiscor at a price of $1.25 for a period of 18 months following the closing date of the financing. The Unit and flow-through common share were issued at $1.00.  The investment syndicate was led by Dundee Securities Corporation and included Canaccord Capital Inc. and Haywood Securities Inc.

Proceeds of the IPO will primarily be allocated to exploration on the Discovery and other properties. After deducting brokerage, listing and legal fees and repayment of the balance of the Discovery property purchase price, the Company had $4,177,193 in cash at December 31, 2006, of which $3,086,720 was allocated to exploration, including flow-through expenses to be incurred by December 31, 2007.

During the year, the Company issued 6,599,000 common shares for proceeds of $6,599,000. It also issued 1,000,000 common shares at $1.00 per share and 20,000,000 common shares at $0.16 per share for a total of $4,200,172 as consideration for mining properties.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since its inception. Any future dividend payment will depend on the Company’s financial requirements for its exploration programs and future growth, as well as any other factor that the Board of Directors may deem necessary under the circumstances. It is unlikely that any dividend will be paid in the near future.

Off Balance-Sheet Arrangements

The Company has no off balance-sheet arrangements.

Risks and Uncertainties

Apart from the risks customarily encountered by exploration stage mining companies, the Company’s business is subject to a number of material risks. The following is a brief discussion of all those distinctive or special characteristics of Cadiscor’s operations and industry which may constitute risk factors regarding the Company’s future financial performance. The Company does not maintain “Political Risk” Insurance.

Exploration and mining risks related to major unforeseen events, availability of personal, and costs of machinery, equipment, operations and compliance with governmental regulations.

The exploration of mining properties is a high-risk industry. Presently, none of the Company’s properties or projects have a known body of commercial mineral. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explorations, cave-ins, landslides, and the inability to obtain adequate machinery, equipment or labor are all risks involved in the operation of mines and the conduct of exploration programs.  The Company relies on consultants and other professionals for exploration. The Company requires substantial resources to establish reserves, develop metallurgical processes to extract metal from the mineral, and develop mining and processing facilities at a given site.  The cost of developing gold and other mineral properties is affected by the cost of operations, variations in the grade, fluctuations in metal markets and the cost of processing equipment. Government regulations regarding prices, taxes, royalties, allowable production, importing and exporting of minerals, land use, land tenure and environmental protection also affect economic viability.

Uncertainties related to stage of exploration depends on availability of financing and operating history of the Company.

The Company is a junior natural resource exploration company and has no production revenue.  It does not have an operating history upon which investors may rely. The Company has limited financial resource. The Company must renew constantly its efforts to obtain adequate financing in the future. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration of its projects. We recognize that we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. These risks and uncertainties and the Company’s failure to do so could have a materially adverse effect on Company’s financial condition.

Variation of Metal Prices

Metal prices have fluctuated widely in recent years, and are affected by numerous factors. International economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumption patterns, speculative activities and worldwide production levels all may affect metal prices.

Gold prices fluctuate on a daily basis and are affected by numerous factors, including:

•

level of interest rates

•

rate of inflation,

•

central bank sales, and

•

world supply of gold

Each of these factors can cause significant fluctuations in gold prices. Such external factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.

Competition with major companies for acquiring properties and qualified employees.

The mineral industry is very competitive.  The Company must compete with other companies possessing superior financial resources and technical facilities.  This competition is not only for the acquisition of mining interests, but also for retention of the services of qualified employees. The Company relies presently on skilled consultants and its ability to raise financing to retain them in order to conduct its exploration works.

Titles on mineral properties

Although the Company has exercised customary care with respect to determining title to properties in which it has a material interest, title to such properties may be challenged or impugned.

The Company’s mineral property interests may be subject to prior unregistered agreements, transfers or native land claims and title may be affected by undetected defects.

Permits, licenses and Authorizations from governmental authorities need to be obtained and maintained in good standing

The Company’s current and planned operations require permits and licenses from various governmental authorities. Such permits and licenses are subject to change in regulations and in various operating circumstances. The Company has to obtain or maintain in force all necessary permits and licenses that may be required to conduct exploration or commence construction or operation of mining facilities at properties to be explored or to maintain continued operations at economically justifiable costs. Further, certain of the Company’s mineral rights and interests are subject to government approvals.

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies.  The Company’s Common Shares traded between $0.74 and $0.• between August 21, 2006 and December 31, 2006.

Dividends are unlikely in the near future

The Company’s board of directors determines whether to pay dividends on the Company’s issued and outstanding shares. The declaration of dividends will depend upon the Company’s future earnings, its capital requirements, its financial condition and other relevant factors. The Company’s board does not intend to declare any dividends on the Company’s shares for the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth of its business and for general corporate purposes. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock.

Environmental Regulations

All phases of the Company’s operations are subject to environmental regulations promulgated by government agencies from time to time.  Environmental legislation is evolving in a manner, which means stricter standards, and enforcement, fines and penalties for non-compliance are more stringent.  Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers, and consultants.  Future charges in environmental regulation, if any, may adversely affect the Company’s operations. For every exploration project, the Company needs to obtain permits for diamond drilling from the Quebec Ministries of Forestry and Environment. The Company has the obligation under environmental laws to clean and leave the premises according to standards prescribed in the laws. The Company uses no environmentally hazardous chemicals and builds no dams or large structures. The Company believes that it complies with applicable Quebec and Canada environmental laws and regulations.  The Company has obtained all the necessary permits for the exploration works conducted on each of its properties.

Only exploration and no research as of now

The Company has not conducted any research or development activities since its incorporation nor did Strateco prior to the transfer of Property and Montbray properties to Cadiscor, since only exploration programs have been conducted up to now.

Dependence upon management, officers and consultants

Taking into consideration that the Company’s property is at the underground drilling stage and therefore requires 100% of the management team’s time. Management originally in place at the time of incorporation that was composed of the same officers than Strateco has been replaced on June 21, 2006. It was in the best interest of the shareholders of the Company to separate the corporate entities and to focus on exploration of the Company’s gold properties with a management  that spends 100% of its time on the business of the Company.

The Company’s success depends to a great extent upon the continued successful performance of the president Mr. Michel Bouchard, President since June 21, 2006.. Mr. Bouchard hires consultants and employees in several fields of expertise. The Board of Director has also approved the nomination of a new exploration vice-president for the Company who has entered  in function early December 2006 to assist Mr. Bouchard.

Outlook

Though still young, Cadiscor is developing rapidly, and 2007 looks promising for the Company. With the expected steady rise in the gold price, positive drill results for the Discovery property and the start of exploration by Agnico on the Montbray property and by the Company on Cameron Shear, 2007 should generate plenty of news.

Investor interest is reflected in the performance and liquidity of the Company’s shares at year-end. The Company will continue its efforts to make investors aware of Cadiscor’s potential in 2007.

The excellent drill results on the Discovery property confirm the gold potential of this asset. The first phase of drilling will be completed in March 2007. A new resource calculation is planned for the second quarter, following which a prefeasibility study will be considered to assess Phase II, which consists of an underground bulk sampling program aimed at confirming geological and grade continuity.

The Cameron Shear property covers an eight-kilometre section of the Cameron deformation zone between the Flordin gold deposit to the east and Discovery to the west. The Company has planned a $100,000 exploration program that includes a helicopter-borne magnetometry and electromagnetic survey already conducted in January and February 2007. The anomalies identified will be followed up on the ground in the summer of 2007, and drilling will be planned based on the quality of the targets.

On the Montbray property, Agnico may acquire a 50% undivided interest by carrying out $750,000 in exploration expenditures and making cash payments of $60,000 over four years. A $100,000 exploration program is planned for 2007, with geological compilation work already underway.

In parallel with all these activities, management is assessing other projects on an ongoing basis with a view to building Cadiscor’s property portfolio.

Information Disclosure Controls and Procedures

The Chief Executive Officer and the person performing similar functions to a Chief Financial Officer are responsible for assessing the effectiveness of information disclosure controls and procedures, and have concluded that such internal controls and procedures are effective and reliable at the end of the period covered by the annual documents.

Additional Information and Continuous Disclosure

This management discussion and analysis is dated March 1, 2007. The Company regularly discloses additional information through filings on the SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml) websites.

Item 7 Financial Statements

The Company incorporates by reference to the present document the Cadiscor Resources Inc. audited financial statements for the fiscal year ending December 31, 2006 prepared in accordance with generally accepted accounting principles in Canada that will include, upon amendment of this report, U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

Item 8

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the year ending December 31, 2006, there has been no change of Accountants and no disagreements with the Auditors, Petrie Raymond LLP.

Significant employees

The Company hires consultants, professionals and contractors but has no employees. The most significant and permanent consultant in the pursuit of the Company’s business is Mr. Michel Bouchard.  The positions held and biographical information for Mr. Bouchard is set forth above in paragraph (a) of ITEM 5 of this report.

Family relationships

There are no family relationships among directors, executive officers or persons chosen to become an executive officer or director with the exception of Mr. Richard Jacques, director, who is the brother in law of Mr. Michel Bouchard, president and director.

(c)

Legal proceedings

One of the directors and executive officers mentioned above in ITEM 5 has been involved in the following legal proceedings in the last five years:

1.

Mr. Bouchard was Vice-President, Mining Development when McWatters Mines obtained a Court order allowing it to put itself under the CCAA protection on February 14, 2001. On December 11, 2001, the Plan of Arrangement was filed with the Quebec Superior Court. On January 23, 2002, creditors and shareholders voted in favour of the Arrangement Plan and on January 28, 2002, the Quebec Superior Court ratified it.  Mr. Bouchard was named President on October 1, 2003 and resigned on August 13, 2004. He was a director from February 2004 to his resignation on August 13, 2004.  On January 15, 2004, McWatters Mines announced that it intended to make a proposal to its creditors under the Bankruptcy and Insolvency Act. The proposal was accepted by the creditors on June 22, 2004. The court ratified it on July 9, 2004.  During that period a Management cease trading order was issued by the Ontario Securities Commission and Quebec Securities Commission on May 26, 2004 and a cease trading order was effective on July 22, 2004 in Quebec, Canada and on July 29, 2004 in Ontario, Canada.

2.

None of the directors or executive officers of the Company has been subject to any conviction in a criminal proceeding or is being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

None of the directors or executive officers of the Company has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

None of the directors or executive officers of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended, or vacated.

Item 8A.

Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation. The Company has no principal Financial Officer and therefore the Company has no other certifying officer than the Chief Executive Officer.

Item 9 Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act.

The Board of Directors consists of six directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This annual meeting will be held on June 19, 2007 at 10.30 a.m. at Le Centre Sheraton Montréal Hotel, Lounge 5, 1201 René-Lévesque Blvd. West Montreal, Quebec H3B 2L7, Canada

On November 6, 2006, the Board of directors adopted a Code of ethics. This Code of Ethics can be consulted on the Company’s website at www. cadiscor.com. And any interested person can receive copy of this Code of ethics without charge in addressing its request to the Company’s head office mentioned on the Title page of this annual report.

(a)

Directors and executive officers

The mandate of the current directors of the Company will expire at the Annual Meeting of shareholders.

Messrs. Bouchard and Hébert dedicates respectively 95% and 5% of their time to the business of the Corporation while the other directors will dedicate less than 5% of their time.

Information on Directors

Michel Bouchard has been involved in the exploration, development and production fields of the mining sector for the last 25 years. He was a director of several public companies in the mining sector. He has a BSc and MSc in Geology and an MBA. He is credited for his contribution of the Bouchard-Hebert Mine discovery in north western Quebec. He was a Senior Executive for Aiguebelle Resources, Audrey Resources, Lyon Lake Mines, SOQUEM, and McWatters Mines.

Guy Hébert is a director and the president of Strateco Resources Inc. since April 2000. He is the president of BBH Géo-Management Inc. since October 1992. He was also president of Lyon Lake Mines Ltd. from 1986 to 2001 and a director of Orléans Resources Inc. from 1993 to 1998. He was a director and the president and chief executive officer of Altavista Mines Inc. from 1995 to 2000.

Jean-Pierre Lachance is a director and the executive vice-president of Strateco Resources Inc. since April 2000. From 1996 to 2001, he was also vice-president of Lyon Lake Mines Ltd., and he became the executive vice-president of that company in May 1999. He was the president of Novontar S.A., a Costa-Rican corporation, from 1996 to 2002.

Jean-Charles Potvin is a founder of Tiomin Resources Inc. and has been its Chairman of the Board since its inception in 1992. From 1981 until 1994, Mr. Potvin was a Director and Vice-President of Burns Fry Limited (now Nesbitt Burns Inc.) where he evaluated world-wide mining investment opportunities. He has also been involved in securing senior financing for a number of North American gold producers. From 1989 until its acquisition in July 2000 by Barrick Gold Corporation, Mr.

Potvin was President and Chief Executive Officer of Pangea Goldfields Inc., which had extensive holdings in Tanzania.  He also serves as a Director of the following publicly traded resource companies: Tiomin Resources Inc., Azimut Exploration Inc., Gobimin Inc., Gold Reserve Inc. and Polaris Geothermal Inc.

Richard Jacques, FCA, is a Management Consultant since 2000. From 1995 to 2000, he was Executive Director of Lavery De Billy, a law firm and was Executive Director of the Quebec Chartered Accountants Order from 1989 to 1995.  Previously, he was, between 1987 to 1989, Vice-President, Finance and Investment of the Quebec Federation of Labour Solidarity Fund and, from 1976 to 1987, Vice-President, Finance for Credit Industriel Desjardins. He is a board member of l'Ordre des travailleurs sociaux.

Guylaine Daigle is Controller of G4 Drilling Ltd., a Val-d’Or-based drilling firm, prior to which she worked as Director of Financial Services for Samson Bélair/Deloitte & Touche in Val-D’Or.  She was previously Director of Finance for Ross-Finlay 2000 Inc., a Val-d’Or mining contractor, and Controller of McWatters Mines Inc., a Val-d’Or gold producer.  She has over 12 years of experience in applied accounting management in the mining industry. She replaced on February 19, 2007, another director, Francine Bélanger, deceased in November 2006.

(b) Compliance with section 16 (a) of the Exchange Act .

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (“SEC”). Such officers and directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all section 16 (a) forms they file.

The directors and officers filed only with the Quebec Securities Commission now called “Autorité des marchés financiers”, the principal national securities exchange jurisdiction of the Company as allowed by Rule 16a-3 (c). All transactions by directors and officers have been deposited electronically and can be consulted at http://www.sedi.ca/.

Item 10 Executive Compensation.

(a)

General

During the year ended December 31, 2006, the Company did not pay any compensation to its executive officers.

During the year ended December 31, 2006, the Company incurred general and administrative expenses of $$166,000 with BBH Géo-Management Inc. and also paid to it management fees of $96,000, consultant and subcontractor fees of $50,000, and share issue costs of $53,000.

BBH Géo-Management Inc. is a company that provides the Company with project management and administrative services pursuant to a services agreement. Guy Hébert, the Company’s Chairman, is the sole director of BBH Géo Management Inc. and controls another company that is the sole shareholder of BBH Géo-Management Inc. Services provided to the Company by executive officers are paid for by BBH Géo-Management Inc.

Summary Compensation Table

		Annual remuneration (1)			Long-term compensation
					Awards		Payouts
Name and position	Year	Salary $	Bonus $	Other annual compensation $	Securities under option / SAR granted (#)	Restricted shares or restricted units $	LTIP Payouts (8) $	All other compensation $

Michel Bouchard(2) President	2006	_	_	_	-	_	_	_
Guy Hébert, (3) Chairman	2006	_	_	_	-	_	_	_
Jean-Pierre Lachance(4)	2006	_	_	_	-	_	_	_
Vincent Jourdain Vice-President, Exporation(6)(7)	2006	–	–	–	-	–	–	–

(1)

The Company did not pay any salary or other form of compensation directly to its executive officers.

(2)

The Company paid in 2006, $119,344 to BBH Géo-Management Inc. for the consulting services of Mr. Bouchard. These sums are not representative of the amounts actually received by Mr. Bouchard from BBH Géo-Management Inc. as salary.

(3)

The Company paid in 2006, $21,969 in 2006 to BBH Géo-Management Inc. for the consulting services of Mr. Hébert. These sums are not representative of the amounts actually received by Mr. Hébert from BBH Géo-Management Inc. as salary.

(4)

 Mr. Lachance resigned as Vice-President on December 11, 2006.

(6)

The Company paid $7,893 in 2006 to BBH Géo-Management Inc. for the consulting services of Mr. Jourdain. These sums are not representative of the amounts actually received by Mr. Jourdain from BBH Géo-Management Inc. as salary.

(7)

Mr. Jourdain became Vice-President, Exploration on December 11, 2006.

(8)

The Company does not have a long-term incentive plan (LTIP).

Liability Insurance

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $1,000,000 per event. The Company paid an annual premium of $9,000 for the policy during the financial year.

Termination of Employment, Change in Responsibilities and Employment Contract

There are no employment contracts between the Company and its executive officers, nor is there any compensatory mechanism that may triggered in be the event of a change of control of the Company or a change in executive officers’ responsibilities pursuant to a resignation, retirement or any other termination of employment with the Company.

Directors’ Fees

The directors that are not executive officers receive fees of $400 ($200 if the attendance is by way of a conference call) for each board meeting to which they attend.  Also, the members of the Audit Committee receive fees of $600 ($300 if the attendance is by way of a conference call) for each meeting of the Audit Committee to which they attend. Directors’ fees totalled $3,800 for the year ended December 31, 2006. Aside from stock options granted under the stock option plan, directors do not receive any other fee or benefit from the Company.

Loans to Director and Officers

As of March 15, 2007, no director, nominee as director or officer or anyone associated with them owed any amount to the Company

Stock Option Plan and Option Grants

The Company has a stock option plan for its executive officers, directors and consultants. A maximum of 10% of the issued and outstanding common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 5% of the issued and outstanding shares of the capital stock. The exercise price of the options granted may not be less than the discounted market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the Board of Directors, not to exceed ten years from the date the options are granted.

The Company has no stock appreciation rights (SAR) plan. During the financial year ended December 31, 2006, the Company granted 1,420,000 stock options to its executive officers under the terms of the stock option plan, as described in the following table:

Name	Securities under option	Percentage of total options granted to collaborators and consultants in the financial year	Exercise price ($)	Market value of the securities under option on the eve of the award	Expiry
Michel Bouchard President	1,000,000	43%	1.00	$0.485	September 10, 2011
Guy Hébert Chairman	60,000	3%	1.00	$0.485	September 11, 2011
Jean-Pierre Lachance, Vice-President per interim until December 11, 2006	60,000	3%	1.00	$0.485	September 11, 2011
Vincent Jourdain Vice-President, Exploration	300,000	13%	1.00	$0.84	December 10, 2011

The following table shows the options exercised during the financial year by executive officers and the year-end value of unexercised options at December 31, 2006:

Name	Shares acquired on exercise of options (#)	Aggregate value realized ($) (1)	Unexercised options at year-end Exercisable / unexercisable	Value of unexercised in-the-money options at year-end
				Exercisable / unexercisable
Michel Bouchard	0	0	1,000,000 N/A.	$0
				N/A
Guy Hébert	0	0	60,000 N/A.	$0
				N/A
Jean-Pierre Lachance	0	0	60,000 N/A.	$0
				N/A
Vincent Jourdain	0	0	300,000 150,000 / 150,000	$0
				N/A

(1)

Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and the exercise price, multiplied by the number of shares.

 (b)

Stock options granted during the last financial year

During the year ended December 31, 2006, 2,301,980 options were granted. From this number 1,750,000 were granted to directors and officers and 551,980 to consultants.

For further details concerning the stock options granted during the last fiscal year please refer to ITEM 5 (h) and NOTE 7 OF FINANCIAL STATEMENTS.

Item 11

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a)

Security ownership of certain beneficial owners

The Company is a publicly traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. The Company is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. The Company does not know of any person owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at March 15,2007	Percentage of class
Common shares, stock options and controlled shares and warrants to purchase shares	N/A	N/A	N/A

(b)

Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled	Percentage of Issued Share Capital
Common shares and stock options to purchase common share	Michel Bouchard (6) Québec, Québec President and Director June 1, 2006	41,000 common shares / 1,000,000 stock options	0.148%
Common shares and stock options to purchase common share.	Guy Hébert(3)(6) Boucherville, Quebec, Canada Chairman of the Board and Director, April 1, 2006	1,105,466 common shares / 60,000 stock options	3.995%
Common shares and stock options to purchase common share	Vincent Jourdain (6) Val D’Or, Québec, Canada, Officer, Exploration Vice-President December 11, 2006	0 common share / 300,000 stock options	-
Common shares and stock options to purchase common share	Jean-Pierre Lachance,(6) St-Hubert, Québec, Canada Director April 1, 2006	71,243 common shares / 60,000 stock options	0.257%
Common shares and stock options to purchase common share	Jean-Charles Potvin(2) (6) Toronto, Ontario, Canada Director June 23, 2006	0 common shares / 60,000 stock options	-

Common shares and stock options to purchase common share	Richard Jacques(2) F.C.A. Bromont, Québec, Canada Director June 23, 2006r	20,000 common shares/ 60,000 stock options	0.072%
Common shars and stock options to purchase common share	Guylaine Daigle,(2) C.A. Val-D’Or, Québec, Director, February, 19, 2007	0 common shares / 60.000 stock options	-
TOTAL		1,237,709 common shares / 1,600,000 stock options to purchase common share	4.472%

(1)

Information relating to the Shares over which control or direction is exercised was provided by the nominees as of March 15, 2007

(2)

Member of the Audit Committee

(3)

Includes a total of 59,880 shares and 60,000 stock options held directly by Guy Hébert and 1,045,586 shares and held by one company controlled by Mr. Hébert.

(4)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares of the Company, representing less than 5% of the total issued and outstanding securities of the Company as of March 15, 2007.

(5)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Bouchard, 1,000,000; Mr. Lachance, 60,000; Mr. Hébert, 60,000 Mr. Jacques, 60,000, Mr. Jourdain, 150,000, Mr. Potvin, 60,000.

(6)

As of March 15, 2007, no options were yet exercised

(c) Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12 Certain Relationships and Related Transactions.

a) Related parties transactions

The Company has incurred fees and administrative expenses totaling $166,000 and management fees of $96,000, consulting and subcontractor fees of $50,000 and share issue costs of $53,000 under the BBH Management Agreement. The BBH Agreement has a term of one year. Guy Hébert, a director of the Company is the sole director and Executive Officer of BBH Géo-Management Inc. Company management believes that the payments made to BBH Géo-Management Inc. under the BBH Management Agreement are equivalent to the payments that would be made by the Company to an unrelated company.

BBH Géo-Management Inc. provides the following services to the Company under the BBH Management Agreement:

1. Fixed fees of $2,000 Cnd per month for the rent of offices and office equipment.

2. Secretarial personnel

3. Management, accounting and legal services

4. Geological consultants

5. Public relations with investors and regulatory or governmental organism.

6. Research of financing.

The Company acquired from Strateco Resources Inc.  The Discovery and Montbray properties for an amount of $3,425,172 The Company and Strateco Resources Inc. are related as they have directors in common who have considerable influence over each company.

(b)

Transactions with Promoters

The Company’s common stock at its time of incorporation on March 6, 2006 was entirely owned by Strateco Resources Inc. As described above in  Form 10 SB/A2, Part I, ITEM-DESCRIPTION OF BUSINESS (a) Business development of the Registration Statement, the Company acquired all of its assets in connection with the spin-off of Strateco’s gold mining operations to Cadiscor.  These assets included the Discovery and Montbray properties formerly held by Strateco in consideration for:

i)

20,000,000 common shares of Cadiscor issued to Strateco at $0.16 per share for a total consideration of $3,200,172;

ii)

Assumption by Cadiscor of the balance of the purchase price pursuant to the terms of the the GéoNova Agreement; and

iii)

Reduction of the stated capital of Strateco in the amount of $3,200,172, payable through a pro-rata distribution to Strateco’ shareholders of the 20,000,000 common shares of Cadiscor held by Strateco.

There was no valuation report prepared by Petrie Raymond other than taking the book value of the properties Discovery and Montbray in the books of Strateco Resources Inc.(Strateco) Montbray has no value since it had been written off by Strateco in 2003.  The value if Discovery Porperty was fully explained in section Management’s Discussion and Analysis and in Exhibits 6.2 and 6.4 of Form 10/SB/A2.

(c)

Conflict of interests

Whenever a director holds functions in another public mining companies or  private companies or whenever a director detains important assets in other public mining companies or private companies, there may exist a situation of conflict of interests between the interest of the Company and this director’s own interests. This conflict of interest may appears at the time of negotiation of an agreement or at the time to conclude the mode or scope related to a joint venture with this public mining company or private company. In that case, at the Board of Directors meeting, the director will state on the record that he is in conflict of interests and that director will abstain from discussing and voting on that subject matter.

Joint ventures in acquiring and exploring and mining natural resources are frequent in the Company’s industry. According to the laws regarding companies in Quebec, Canada, a director of the Company must act honestly, in good faith and in the fundamental interests of the Company.

As of November 6, 2006, a Code of Ethics has been adopted by the directors and officers of the Company that is posted on the web site of the Company at www.cadiscor.com  that provides for any person that believes that a director or officer does not act in good faith or in the interests of the Company to file a complaint with the Board of Director.

Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) Exhibits

31.Certifications

32.Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)Reports on Form 8-K.

On January 4, 2007, the Company filed a Form 8K regarding the change of fiscal year closing from March 31 to December 31.

Item 14. Changes in Registrants’ Certifying Accountant

PETRIE RAYMOND LLP, chartered accountants, from their Montreal office, Quebec, are the Company’s auditors since April 1, 2006 and there has not been any changes in and disagreements with auditors on accounting and financial disclosure.

a) Audit Fees

September 30, 2006	PETRIE RAYMOND LLP	$4,000
Annual Reports	PETRIE RAYMOND LLP	$15,000

b) Audit-Related Fees

None

c)

Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in the last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2006: $2,000.

d)

All other Fees

Accounting organization of the new Company: $13,000.

e)

Audit committee’s pre approval policies and procedures

The Company engages the accountant, to render audit services, once the Company’s audit committee has approved the engagement.

With respect to the provision of services other than audit, review or attest services, the pre-approval by the audit committee is waived if the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to its accountant during the fiscal year in which the services are provided. Such services are promptly brought to the attention of the Company’s audit committee and approved prior to the completion of the audit by the audit committee or by one or more members of the audit committee who are members of the board of directors to whom authority to grant such approval has been delegated by the audit committee.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADISCOR RESOURCES INC.

Dated: March 26, 2007

/s/ Michel Bouchard

_________________________________

Name: Michel Bouchard

Title: President and Chief Executive Officer

Financial Statements of

CADISCOR RESOURCES INC.

For the year ended December 31, 2006

Management’s Report

The management of the Company is responsible for the preparation of the financial statements and the financial information included in this annual report. Management maintains a system of internal control to produce reliable financial statements and to provide reasonable assurance that assets are safeguarded.

The financial statements are prepared in accordance with generally accepted accounting principles in Canada and necessarily include amounts based on estimates and judgments of management. Petrie Raymond LLP, chartered accountants, were appointed by the shareholders as external auditors of the Company. Their report, presented below, expresses an opinion on the financial statements.

The audit committee meets with the external auditors, with management present, to review the financial statements and to discuss audit-related matters.

On the recommendation of the audit committee, the Board of Directors has approved the Corporation’s financial statements for 2006.

/s/ Michel Bouchard

/s/ Pauline Comtois

_________________________

___________________

Michel Bouchard

Pauline Comtois

President and Chief Executive Officer

Treasurer

Boucherville, Canada

March 26, 2007

AUDITORS’REPORT

To the Directors of

Cadiscor Resources Inc.:

We have audited the accompanying balance sheet of Cadiscor Resources Inc. as at December 31, 2006 and the related statements of deferred expenditures, earnings and deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.  Information relating to the nature and aspect of such difference is not available at the date of the present report.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: March 5, 2007

BALANCE SHEET

DECEMBER 31, 2006

(in Canadian dollars)

ASSETS

CURRENT ASSETS
Cash and cash equivalents (NOTE 3)	$4,177,193
Account receivable	20,000
Sales tax recoverable	186,065
Prepaid expenses	20,933
4,404,191

MINING PROPERTIES (NOTE 4)	4,700,172

DEFERRED EXPENDITURES (NOTE 5)	1,221,707

$10,326,070

LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued charges (NOTE 10)	$482,081

FUTURE INCOME TAXES (NOTE 11)	1,960,100

SHAREHOLDERS’ EQUITY

Capital stock (NOTE 6)	8,709,492
Contributed surplus – Warrants (NOTE 6)	102,872
Contributed surplus – Stock options (NOTE 7)	508,239
Deficit	(1,436,714)

7,883,889

$10,326,070

See notes to financial statements.

ON BEHALF OF THE BOARD

(signed) Michel Bouchard

(signed) Richard Jacques

____________________________________

(Signed) Michel Bouchard, Director

(Signed) Richard Jacques, Director

STATEMENT OF DEFERRED EXPENDITURES

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

EXPLORATION EXPENSES

Consultants and subcontractors	$877,941
Professional fees	179,030
Management fees	99,039
Travel expenses	26,153
Supplies and equipment rental	33,002
General exploration expenses	6,542

DEFERRED EXPENDITURES AT END OF YEAR	$1,221,707

See notes to financial statements.

STATEMENT OF DEFERRED EXPENDITURES

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

REVENUE
Interest	$77,175
Gain on sale of a mining wright	20,000

97,175

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	76,104
Legal and audit expenses	65,800
Stock-based compensation	508,239
Directors’ fees	3,800
Shareholder communications	21,935
Investor relations	103,679
Listing and registrar fees	47,579
Travel expenses	15,603
Rent	14,000
Insurance	7,393
Office expenses	8,474
Taxes and permits	883
Interest and bank charges	200

873,689

LOSS BEFORE INCOME TAXES	776,514

FUTURE INCOME TAX BENEFIT (NOTE 11)	(92,800)

NET LOSS	683,714

DEFICIT, BEGINNING OF YEAR	-

RELATED – PARTY TRANSACTION (NOTE 10)	753,000

DEFICIT, END OF YEAR	$1,436,714

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$0,025

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	27,599,000

See notes to financial statements.

STATEMENT OF DEFERRED EXPENDITURES

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:

Net loss	$(683,714)

Non-cash items
Gain on sale of a mining right	(20,000)
Stock-based compensation	508,239
Future income tax benefit	(92,800)
Changes in non-cash working capital items:
Sales tax recoverable	(186,065)
Prepaid expenses	(20,933)
Accounts payable and accrued charges	139,937
(355,336)

CASH FLOW FROM INVESTING ACTIVITIES:

Acquisition of mining properties (NOTE 4)	(500,000)
Increase in deferred expenditures	(879,563)
(1,379,563)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

Share issuance	6,599,000
Common share issue costs	(686,908)
5,912,092

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,177,193

Additional information related to cash flows
Non-related cash operating, financing and investing activity items:

Cost of future income taxes included in common share issue costs	$1,299,000
Acquisition of mining properties in exchange for common shares	$4,200,172
Deferred expenditures included in accounts payable	$342,144
Common share issue costs paid through the issuance of warrants	$102,872

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company was incorporated under the Canadian Business Corporations Act on March 6, 2006, and is engaged in the exploration of properties.

Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets. At December 31, 2006, management determined the net accounting value of mining properties to be the best estimate of their net recoverable value. This value may nonetheless be reduced in the future.

2.

SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers cash and term deposits maturing within three months of their acquisition date as cash and cash equivalents.

MINING PROPERTIES AND DEFERRED EXPENDITURES

Mining properties are recorded at cost. Exploration and development costs are deferred, net of related government assistance received.  However, when a project is abandoned, the corresponding costs are charged against earnings.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company accounts for the allocation of share purchase options granted under the stock option plan and also accounts for the allocation of broker warrants as part of certain funding on a fair value basis.  Stock options granted to non-salaried persons and broker warrants are accounted for on the basis of their fair value according to the Black-Scholes option price valuation model.

When options and broker warrants are granted, the compensation expenses are applied to the activity concerned and the consideration in contributed surplus.

Any consideration paid by the participants when options and broker warrants are exercised, as well as the contributed surplus created when options and broker warrants are allotted, are credited to capital stock.

INCOME TAXES

The Company records its income taxes using the balance sheet method. Future income tax assets and liabilities are recorded to take into account the impact on income taxes of variances between the accounting value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect the income tax assets that is more likely to be realized than not. The impact of any changes in income tax rates is recorded in the year in which the rates change.

NET LOSS PER SHARE

The basic and fully diluted loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported, amounts related to revenue and expenses, recoverable values for mining property and deferred exploration expenses, environmental liability provisions and the presentation of future liabilities. Actual results could differ from these estimates.

3.

 CAHS AND CASH EQUIVALENTS

Cash	$271,345
4,21% Term deposit	3,905,848
4,177,193

Pursuant to the initial flow-through financing that took place on August 17, 2006, the Company undertook to incur $4,300,000 in exploration expenses before December 31, 2007 for exploration on the Discovery and other gold projects. Of this amount, $1,213,280 had been incurred as at December 31, 2006.

4.

MINING PROPERTIES

Discovery and Montbray	$4,700,172

At August 17, 2006, the Company acquired the rights on the Discovery and Cameron mining properties (together referred to as Discovery) and Montbray properties from related company Strateco Resources Inc. at a carrying value of $3,425,172 and from GéoNova Explorations Inc. at a fair value of $1,275,000 $ in exchange for:

o

20,000,000 common shares of the Company issued to Strateco Resources Inc. (note 10) for the sum of $3,200,172;

o

1,000,000 common shares of the Company issued to GéoNova Explorations Inc. for the sum of $1,000,000; and

o

$225,000 and $275,000 paid in cash to Strateco Resources Inc. and to GéoNova Explorations Inc. respectively.

o

Agnico-Eagle Option in Montbray

On December 22, 2006, the Company received 20,000$ from Agnico-Eagles Mines Limited in relation with the letter of intent signed in November 2006 providing for Agnico to acquire a 50% undivided interest on a Montbray property.

5.

DEFERRED EXPENDITURES

Mining properties

Exploration Expenses

Discovery	$1,217,020
Montbray	1,406
Cameron Shear	3,281
$1,221,707

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

6.

CAPITAL STOCK

AUTHORIZED

Unlimited number of common shares without par value.

Unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors.

	Common shares	Amount

ISSUED AND FULLY PAID
In consideration of mining properties	21,000,000	$4,200,172

In cash
Flow-through	4,300,000	4,300,000
Others	2,299,000	2,299,000

Issue costs
Professional fees	-	(686,908)
Warrants awards	-	(102,872)
Future income taxes	-	(1,299,900)

Balance, end of year	27,599,000	$8,709,492

WARRANTS

In the context of the Initial Public Offering dated August 17, 2006, the Company issued 1,149,500 warrants. The warrants may be exercised at $1.25 per share and expire on February 17, 2008. No warrants were exercised during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company granted 461,930 warrants as compensation to Dundee Securities Corporation, Canaccord Capital Corporation and Haywood Securities Inc., who acted as brokers on the public offering.  Each warrant enables its holder to subscribe to one share of the Company at a price of $1.00 per share until February 18, 2008. The fair value of each warrant granted was determined using the Black-Scholes option pricing model. At the date of the grant, the weighted-average fair value of the warrants granted is $0.223 per warrant.

The following weighted-average assumptions were used in the calculations:

Risk-free interest rate	2.75%
Expected weighted-average life	18 months
Expected Volatility	80%
Expected dividend	0.0%

A sum of $102,872 was charged to share issue costs and credited to contribute surplus.

At December 31, 2006, 1,611,430 warrants are outstanding and the weighted average strike price of the warrants is $1.18. Each warrants grant to his holder to subscribe to one share of the Company.

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

7.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, key employees and consultants. A total of 2,759,900 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 10% of the issued and outstanding shares of the capital stock. The price of the options granted may not be less than the market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the board of directors, not to exceed ten years from the date the options are granted.

The stock options outstanding and exercisable as at December 31, 2006 are shown as follows:

Options outstanding			Options exercisable
Weighted-average	Number	Weighted-average	Weighted-average	Number
strike price		remaining contractual life (years)	strike price
$0.70	551,980	0.39	$0.70	137,995
$1.00	1,750,000	3.69	$1.00	1,600,000
$0.93	2,301,980		$0.98	1,737,995

During the year ended December 31, 2006, 2,301,980 options were granted. From this number 1,750,000 were granted to directors and officers and 551,980 to consultants.

The fair value of each option was determined using the Black-Scholes option pricing model. At the grant date, the weighted average fair value of the options granted was 0.2208 per option.

The following weighted-average assumptions were used in the calculations:

Risk-free interest rate	2.84%
Expected weighted-average life	3 years
Expected Volatility	71%
Expected dividend	0.0%

An amount of $508,239 was recognized in earnings for the year and credited to contributed surplus.

8.

COMMITMENTS AND CONTINGENCIES

Mining Properties

On December 19, 2006, the Company signed a letter of intent with Canadian Royalties Inc. to acquire a 50% interest in the Cameron Shear property.  The Company have to issue 75,000 shares to Canadian Royalties Inc. on January 15, 2007, and must incur $1,000,000 in exploration works over five years and make total cash payments of $50,000 over the same period to earn its interest (note 13).  Once it has acquired its 50% interest, the Company may acquire another 10% by financing the entire cost of a bankable feasibility study.

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

8.

COMMITMENTS AND CONTINGENCIES (cont’d)

Services Agreement

The Company has signed a one-year services agreement dated June 1, 2006 with BBH Géo-Management Inc. (hereinafter called “BBH”), a related company (note 10).  The agreement provides for BBH to manage the exploration to be carried out by the Company. BBH will charge the Company the expenses and costs for services that include the following:

•

Use of BBH’s offices and equipment (for a monthly fee of $2,000);

•

Carrying-out of exploration (including an administration fee of 10% of the exploration expenses);

•

Management, administration, accounting and legal services;

•

Consulting services, including in the area of geology;

•

Relations with investors and the regulatory authorities; and

•

Financing findings.

The compensation to be paid to BBH is equivalent to the compensation that the Company would otherwise pay to an unrelated third party.

Investor Relations

In order to publicize the Company and promote its stock, management and Dresden Capital, a Montreal investor relations firm, signed an agreement providing for $10,000 per month to be paid for services, plus expenses. This agreement ends in August 2007.

9.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Fair value of short-term financial investments is assumed to be equal to book value according to their next maturity and the normal market conditions that they entail.

10.

RELATED PARTY TRANSACTIONS

During the year, consulting and subcontractor fees of $50,000 and management fees of $96,000 shown in the statement of deferred expenditures were paid to BBH, an officer of which is also a director of the Company and of which Michel Bouchard, the president of the Company, is an employee since June 21, 2006.

General and administrative expenses of $166,000 included in the results and share issue costs of $53,000 were paid to the same company.

At December 31, 2006, accounts payable and accrued charges included an amount of $92,000 to be paid to the same company.

The Company acquired from Strateco Resources Inc. the Discovery and Montbray properties for an amount of $3,425,172 (note 4).  The Company and Strateco Resources Inc. are related as they have directors in common who have considerable influence over each company.

Following this operation, a future income tax expense of $753,000 was debited to deficit.

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

11.

INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

Loss before income taxes	$(776,514)
Combined Canadian statutory income tax rate	30.23%

Income tax benefit on the combined Canadian income tax rate	(234,740)
Share issue costs	(8,479)

Stock-based compensation	153,641

Non-deductible expenses	(3,222)

Future income tax benefit	$(92,800)

The combined Canadian statutory income tax rate of 30.23% consists of a federal tax rate of 22.12% and a provincial rate of 8.11%.

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2006 are as follows:

Future income tax assets:

Net operating losses	$89,400
Financial expenses	33,900

Total future income tax assets	123,300

Future income tax liabilities:

Mining properties and deferred expenditures	2,083,400

Future income tax liabilities	$1,960,100

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

11.

INCOME TAXES (CONT’D)

At December 31, 2006, the Company had unused non-capital losses and share issue costs that could be deferred to future years and used to reduce future taxable income. The losses and share issue costs expire as follows:

	Federal	Provincial
Non-capital loss:

2026	$295,463	$295,463

Share issue costs:

2007	$28,048	$28,048
2008	$28,048	$28,048
2009	$28,048	$28,048
2010	$28,049	$28,049

12.

CONTINGENT LIABILITIES

The Company is subject to governmental laws regarding environmental protection.  Environmental consequences resulting from the Company’s operations are not easily identifiable.  To the best of management’s knowledge, the Company is presently in compliance with the laws and regulations currently in force and no provision for site restoration has been recorded in the accounts.

13.

EVENTS SUBSEQUENT TO THE DATE OF THE BALANCE SHEET

On January 15, 2007, the Company issued 75,000 common shares of its capital stock to Canadian Royalties Inc. at $0.78 per common share to acquire a 50% interest in the Cameron Shear gold property, pursuant to the agreement dated December 19, 2006 (Note 8).

14.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

This information will be completed upon amendment of the report.

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2006

Net loss per Canadian GAAP, as reported	$	●

Properties and deferred expenditures (1)		●
Deferred tax expenses (recovery) (2)		●

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

Net loss and comprehensive income for the year, according to U.S. GAAP	$	●

Net loss per share per Canadian GAAP, as reported		●

Effect of adjustments:		●
Properties and deferred expenditures (1)		●
Deferred tax expenses (recovery) (2)		●

Loss per share, according to U.S. GAAP	$	●

(1) Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 2. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, a final feasibility study showing economically recoverable proven and probable reserves is required for capitalization of property acquisition costs and exploration expenditures. Accordingly, the property related costs must be expended as incurred.

(2) Under Canadian GAAP, shares issued as flow-through shares are recorded at their face value when issued. When the entity acquires assets the carrying value may exceed the tax basis as a result of the enterprise renouncing the deductions to the investors. The tax effect of the temporary difference is recorded as a share issue cost. Under US GAAP, the proceeds from issuance should be allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for this difference. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is the difference between the amount of the deferred tax liability and the liability recognized on issuance.

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2006 would be to decrease properties by $• to $0, decrease deferred expenditures by $• to $0 increase long-term liability by $and decrease shareholders’ equity by $•

The effect on the statement of cash flows would be a further decrease of $• in cash flows from operating activities and a decrease of $• in cash flows used in investing activities.