Form 10QSB
period 2007-06-30
CADISCOR RESOURCES INC.
filed 2007-08-14
CIK 1375213

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2010

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

(Yes) [ X]      (No) [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date on August 7, 2007:

27,974,000 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]

 No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2007 for the following reasons:

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

_____________________________________________________________________________________

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2007 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company did not issue new securities during the period.

d)

As of June 30, 2007, an amount of $992,562 of flow-though proceeds remains to be spent on exploration before December 31, 2007, of the proceeds from the flow-through proceeds in the amount of $4,300,000 obtained from the sale of flow-through common shares in the Initial Public Offering dated August 17, 2006 as fully described in Form 10-SBA/2 dated May 4, 2007 and in Form 10 KSB for the year ended December 31, 2006 dated March 26, 2007 at Part II, Item 5 (d) Public offering in Quebec, Canada,

e)

During the reporting period, the Company spent a total of $ 611,830 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders in Quebec and in Canada.

Private offering

The Company did not conclude any private offering in Canada during the period.

 (c)

Public offering in Canada

The Company did not conduct any public offering in Quebec, Canada during the reporting period.

Exploration works and use of proceeds on Exploration

During the second quarter of the fiscal year 2007, the Company continued drilling on the Discovery property. On May 24, 2007, the Company released the results of the new Canadian National Instrument 43-101 (“43-101”) compliant resource estimate carried out by InnovExplo Inc. (“InnovExplo”), an independent consulting firm. The new estimate was based on earlier drill results used in the May 2006, 43-101 report on the Discovery gold deposit, as well as new assay results from the 26,300-metre (39-hole) drilling program carried on the property between October 2006 and March 31, 2007.

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

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources.  This section uses the term “inferred resources”.  We advise U.S. investors that while this term is recognized and required by Canadian regulations, the U.S. Securities and Exchange Commission does not recognize it.  “Inferred resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility.  It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category.  Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases.  U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally minable.

According to Canadian classification, measured and indicated resources are now estimated at 1,163,186 tonnes at an average grade of 5.53 g/t Au for a total of 206,624 ounces of gold, representing an increase of more than 150% in gold content over the previous 43-101 estimate for the same categories. In addition to these measured and indicated resources, a total of 966,864 tonnes at an average grade of 6.06 g/t for 188,510 ounces of gold are now classified as inferred resources. This represents a 9% increase in ounces contained over the previous 43-101 estimate for the same category.  InnovExplo concludes in its report that the gold zones remain open at depth and along strike.

Given these results, the Company recently announced that a Scoping Study would be carried out on its Discovery property. The study will be based on the new 43-101 resource calculation and will propose a new underground exploration drilling program to directly assess the geological and grade continuity of the mineralization.

The Company is also planning a new surface drilling program of up 6,000 metres to test the depth extension of Discovery gold bearing zones.

Meanwhile, exploration continued on the Cameron Shear property, where ground geochemical surveys were conducted during the period.

The Company incurred $611,830 in exploration expenses during the quarter, which marks the end of the drilling program on Discovery and the completion of a 43-101-compliant resource estimate. At the end of the quarter, cash resources stood at $1.5 million CDN.

The Company has the financial means to carry out the Scoping Study on Discovery, but must plan how to proceed given the Discovery drill results. It therefore announced on July 13, 2007 an upcoming financing of $3,3M CDN to fund ongoing exploration programs on the Discovery and Cameron Shear properties as well as on the recently acquired Flordin property, announced on July 9, 2007. The Flordin property was acquired from IAMGOLD in exchange for 300,000 common shares of Cadiscor Resources and a 1% Net Smelter Return payable on future production from the property. The 1% NSR can be acquired by Cadiscor for $1MUS at any time.

The Company used the net proceeds of the public offering completed on August 17h, 2006 which amounts, after payment of the Brokers’ Fees and the share issuance costs, to the approximate amount of $5,400,000. These net proceeds include an amount of $4,300,000 which are reserved proceeds from flow-through financing that must be spent before December 31, 2007 by the Company on exploration works in order for shareholders to get tax rebates in Canada and in Quebec.

For the period between April 1st, 2007 and June 30, 2007, the Company conducted exploration works for a total amount of $611,830. On the Discovery property, the Company spent, in exploration works, an amount of $594,045 of the issuer’s net offering proceeds, representing 11% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Property can be consulted in the preceding paragraphs.

The Company spent respectively $250 and $17,535 for exploration works on the Montbray and Cameron Shear properties or less than 5% of the issuer’s net offering proceeds.

Director’s fees

With the exception of the President and Director Mr. Bouchard and the Chairman and Director Mr. Guy Hebert, the Company paid to Company’s directors, for their presence to the Directors’ meetings fixed fees in the total amount of $2,900 for the period from April 1st, 2007 to June 30, 2007.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

On June 19, 2007 at 11 a.m., at the Hotel Sheraton Center in Montreal, Room 5, 1201, René-Lévesque West blvd., Montreal, Québec H3B 2L7 Canada, the Company held its first Annual Meeting of Shareholders.

The Company submitted the election of directors and the appointment of auditors to the votes of Security Holders.

The total number of shares voted represented 29.61 % of the issued and outstanding shares of the Company. Each common share represented one vote. Shareholders voted the following way on the propositions:

	Number of shares voted for	Number of shares voted against	Number of shares voted in abstention	Total number of shares voted
Election of directors	7,755,934	0	438,847	8,194,781
Appointment of Petrie Raymond, Chartered Accountants, LLP as Auditors	8,194,781	0	0	8,194,781

The following directors have been re-elected and a new director was elected with 94.64% of the votes or 7,755,934 votes.

Re-elected directors:

Michel Bouchard

Guy Hébert

Jean-Pierre Lachance

Richard Jacques

Jean-Charles Potvin

Guylaine Daigle

Elected director:

René Branchaud

Appointed Auditors

By an unanimous vote representing the total of 8,194,781 votes, shareholders appointed Petrie Raymond, Chartered Accountants, LLP as the auditors for the Company until the next Annual Meeting and the shareholders gave mandate to the Company to fix their remuneration.

Management Information Circular dated April 25, 2007 had been sent to registered shareholders on or about May 22, 2007 and is joined as Exhibit 22.

Item 5. Other information

During the reporting period, the Company granted 60,000 stock options to one director at the exercise price of $1.00 per share for a period of five years.

Item 6. Exhibits

22

CE Management Information Circular dated April 25, 2007

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the reporting period, the Company did not file a form 8K.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADISCOR RESOURCES INC.

Registrant

Date: August 7, 2007

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer