Form 10QSB
period 2007-09-30
CADISCOR RESOURCES INC.
filed 2007-11-14
CIK 1375213

10QSB 1 form10qsb.htm FORM 10-QSB FOR QUARTER ENDED SEPTEMBER 30, 2007

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2010

Estimated average burden

hours per response . . . . . .182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date on  November 8, 2007:

32,975,000 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]         No [ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2007 for the following reasons:

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

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of September 30, 2007 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company did  issue new securities during the period pursuant to a private placement.

d) As of September 30, 2007, an amount of $435,582 of flow-though proceeds remains to be spent on exploration before December 31, 2007, of the proceeds from the flow-through proceeds in the amount of $4,300,000 obtained from the sale of flow-through common shares in the Initial Public Offering dated August 17, 2006 as fully described in Form 10-SBA/2 dated May 4, 2007 and in Form 10-KSB for the year ended December 31, 2006 dated March 26, 2007 at Part II, Item 5 (d) Public offering in Quebec, Canada,

e)

During the reporting period, the Company spent a total of $557,541 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders in Quebec and in Canada.

Private offerings

The Company concluded a private offering in Canada during the reporting period and obtained a financing in the amount of $2,800,700 to pursue exploration on the Discovery property, to acquire new gold related properties and to apply to working capital.

The Company sold 4,001,000 Units at the price of $0.70 per Unit. Each Unit consisted of one Common Share and one-half warrant. Each whole warrant entitles its holder to purchase one Common share at an exercise price of $0.95 per share at any time on or before February 10, 2009.

This private placement was completed through the services of a broker, Becher McMahon Capital Markets Inc., who received $224,056 in cash and 400,100 compensation options. Each compensation option entitles the broker to purchase one unit at the price of $0.70 per unit at the same conditions than for the subscribers. Only qualified investors residing in Québec, Canada, Ontario, Canada and Cayman Islands subscribed in this placement.

This placement of shares took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Section 4 of Securities Act of 1933. The Company’ securities are traded solely on a Canadian Exchange throughout Canada. At all times relevant to this private placement, the Company’s securities were not sold or delivered after sale in the United States of America and were not in violation of dispositions of Section 5 of the Securities Act of 1933.

The Company was at the time of this private placement under the jurisdiction of the Quebec Securities Commission. The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the TSX Venture Exchange.

Private placement for acquisition of a property

During the third quarter, the Company completed the acquisition of an interest of 100% in Flordin Property in Quebec, Canada from IAMGOLD-Quebec Management Inc. ("IAMGOLD"`), a wholly owned subsidiary of IAMGOLD Corporation in exchange of the issuance of 300,000 common shares and  1% Net Smelter Return payable on future production from the property. The 1% NSR can be acquired by the Company for $1MUS at any time.

This placement of shares took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Section 4 of Securities Act of 1933. The Company’ securities are traded solely on a Canadian Exchange throughout Canada. At all times relevant to this private placement, the Company’s securities were not sold or delivered after sale in the United States of America and were not in violation of dispositions of Section 5 of the Securities Act of 1933.

The Company was at the time of this private placement under the jurisdiction of the Quebec Securities Commission. The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the TSX Venture Exchange.

Option to acquire all titles in Sleeping Giant Mine in Québec, Canada subsequent to reporting period

On October 9, 2007, shortly after the end of the quarter, the Company signed a letter of intent with IAMGOLD Quebec-Management Inc. ("IAMGOLD"), a wholly owned subsidiary of IAMGOLD Corporation subject to approval of the regulatory authorities, to acquire an option to purchase all rights and titles to the Mine and all Mine related assets in the property Sleeping Giant Mine located in Quebec, Canada.

As counterpart, the Company will pay $300,000 in cash and will issue to 600,000 shares and 1,000,000 warrants to IAMGOLD. Each warrant gives the right to the holder to purchase a common share at the price of $1.00 per share until April 1, 2009.

On the earlier of (i) April 1st, 2009 or (ii) the date of completion of the mining and processing of the current reserves of the Mine, Cadiscor will take possession of the Mine by paying to IAMGOLD an amount of $5,000,000, payable, at Cadiscor’s sole discretion, either in cash or by the issuance of the relevant number of common shares of Cadiscor at a price equivalent to the volume-weighted average price of the previous 20 trading days, less the maximum allowable discount permitted by the TSX Venture.

After acquiring the Mine and after Cadiscor has milled, at the Mine milling facilities, a total of 300,000 tonnes of ore from any source, Cadiscor will pay to IAMGOLD an amount of $1,000,000, payable at the Company’s sole discretion, either in cash or by the issuance of the relevant number of common shares of the Company at a price equivalent to the volume-weighted average price of the previous 20 trading days, less a discount of 5%.

After the acquisition of the Mine, the Company will commit to grant to IAMGOLD the following royalties: (a) a 1.0 % NSR royalty on future gold production from the Mine property, with the Company having the right to buy back such royalty for an amount of $1,000,000 at any time; and (b) a 1.5% NSR royalty on any future base metal production from the Mine property, it being understood that such royalty will only be granted if there exists more than 5,000,000 tonnes of Measured and Indicated resources on the property, as established by a Canadian National Instrument 43-101 compliant resource estimate.

Upon execution of the Option Agreement, the Company shall also have the right to carry out a surface or underground exploration program on any portion of land included in the Mine property by assuming all costs related to it. IAMGOLD will give the Company access to the necessary facilities to conduct the exploration program and will charge to the Company at cost, all the expenses in connection therewith.

This placement of shares will take place in Canada, and will be an exempted transaction not requiring the filing of registration statement pursuant to Section 4 of Securities Act of 1933. The Company’ securities will trade solely on a Canadian Exchange throughout Canada. At all times relevant to this private placement, the Company’s securities will not be sold or delivered after sale in the United States of America and will not be in violation of dispositions of Section 5 of the Securities Act of 1933.

The Company will be at the time of this private placement under the jurisdiction of the Quebec Securities Commission. The Company will be exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and will obtain the authorization from the TSX Venture Exchange.

Private placement of $1,000,000 in Canada only, subsequent to reporting period

The Company has closed through an Agent, Becher McMahon Capital Markets Inc. a brokered private placement for gross proceeds of C$ 1,000,000. A total of 1,000,000 Flow-Through Shares of Cadiscor at a price of $1.00 per share were issued. This flow-through offering was made to accredited investors, residing in the Provinces of Ontario and Quebec in Canada, in reliance upon applicable exemptions from registration and prospectus requirements.

All the securities issued pursuant to the offering are subject to a hold period of four months from the date of closing. A cash commission equal to 8% of the gross proceeds, as well as broker warrants entitling the Agent to purchase, for a period of 18 months following the closing, 50,000 common shares, at a price of $1.00 per share, was paid by the Company to the Agent.

The proceeds from this placement will be used by the Company for eligible exploration expenses on its Discovery, Flordin, Florence and Cameron Shear Properties in Quebec.

This placement of shares took place in Canada, in the reporting period and was an exempted transaction not requiring the filing of registration statement pursuant to Section 4 of Securities Act of 1933. The Company’ securities are traded solely on a Canadian Exchange throughout Canada. At all times relevant to this private placement, the Company’s securities were not sold or delivered after sale in the United States of America and were not in violation of dispositions of Section 5 of the Securities Act of 1933.

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

Exploration works and use of proceeds on Exploration

During the third quarter of the fiscal year 2007, the Company continued drilling on the Discovery property.

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

During the third quarter of 2007, the Company resumed drilling on the Discovery property. The 6,000-metre drilling program is designed to test the 1200 E sector and to probe the depth extensions of the known gold resources identified in the previous drilling campaign.

In July 2007, the Company has published assay results for exploration hole B-07-150-A, located in the 1200 E Sector, an area where historical drilling (1996, 1997 and 2002) by previous owners GeoNova Exploration Inc. and

Strateco Resources Inc. delivered good results without follow-up drilling or a resource calculation. Hole B-07-150-A intersected typical Discovery-type mineralization, at a depth of nearly 190 metres. The hole intersected 14.1 g/t Au over 2.97 metre. On September 25, 2007, the Company released results from Hole B-07-152 drilled to test the extension at depth of Hole B-07-150-A. At a depth of 430 metres, Hole B-07-152 intersected 5.15 g/t Au over 6.9 metres. Results from holes B-07-150-A and B-07-152 combined with the previous holes indicate the presence of an additional gold zone on Discovery.

During the quarter, the company has selected the independent Consulting Firm InnovExplo Inc. of Val-D’Or to realize a Scoping Study on its Discovery property. The purpose of the study will be to evaluate the economic potential of Discovery actual mineral resources and to propose an underground exploration program for further assessment of the geological and grade continuities of the deposit. The study may include a bulk sampling and underground definition drilling program to upgrade the actual resource. The Scoping Study is scheduled for delivery to the Company at the end of November 2007.

On or about July 9, 2007, the Company has purchased the Flordin property from IAMGOLD Quebec-Management Inc. (“IAMGOLD”), a wholly owned subsidiary of IAMGOLD Corporation. To conclude the purchase agreement, the Company issued 300,000 common shares to IAMGOLD. The property consists of 40 ground-staked claims, which covers a surface area of 590.9 hectares. The property includes the Flordin and Carthwright gold deposits. The Flordin deposit was last explored in 1988. A mineral resource of 815,000 t at 5.1 g/t Au was calculated by previous owners. This resource calculation does not comply with NI 43-101 regulation.

The property covers a five-kilometre section of the Cameron deformation zone about fourteen kilometres east of the Discovery gold deposit. The company intends to aggressively explore the property; especially the depth extensions of the known gold zones of the Flordin and Cartwright gold deposits. An exploration program is in preparation and will include deep drilling.

On August 10, 2007, the Company concluded a $2,800,700 private placement financing through Becher McMahon Capital Markets. The placement consisted of a Unit composed of one common share at a price of $0.70 and on half of one warrant. Each whole warrant entitles its holder to purchase one common share of Cadiscor at $0.95 for a period of 18 months following the August 10, 2007 closing date. A total of 4,001,000 common shares were issued at closing.

On or about October 15, 2007, the Company has staked a new property, the Florence property, comprising 15 wholly-owned claims. It covers 240 hectares and is adjacent to the northern limit of the Cameron Shear property, under option from Canadian Royalties Inc. In early 2007, the Company commissioned an airborne magnetic and electromagnetic survey of the Cameron Shear property. The survey was completed in February and the results were interpreted in light of the acquired knowledge of the adjacent Discovery property geology. Based on geological and geophysical data, a high-priority target was identified in the northern part of the property, where an overburden drilling campaign in the 1980’s had indicated a high gold anomaly (up to 600 ppb Au) in till samples taken at the bedrock contact.

 The Company carried out a geochemical field survey last summer and confirmed the strong potential of this exploration target. The Florence property covers the northern extension of this exploration target.  Results are being compiled and overburden drilling will follow in early 2008.

With the Discovery, Cameron Shear, Flordin and the Florence property, the Company controls a 21-kilometre stretch of prospective ground along the Cameron Deformation Zone.

Option Agreement on property and financing subsequent to the end of the period

As explained in details previously in section on Private Offerings on October 9, 2007, the Company has signed a letter of intent with IAMGOLD Quebec-Management Inc. (“IAMGOLD”), a wholly owned subsidiary of IAMGOLD Corporation providing that the Company will have an option to acquire a 100% interest in the Sleeping Giant Mine and its related milling facilities (‘‘Mine’’). Upon exercise of the option, the Company will have the right to take possession of the Mine at the end of production from current reserves and in any event not later than April 1st, 2009. The terms and conditions of this Option have been detailed in section Private Offerings supra.

The Sleeping Giant Mine is located approximately 100 km north of Amos, Quebec, in the Abitibi region. The gold mine has been in operation since 1988. At the end of 2006, it had produced 825,000 gold ounces from 2,306,000 tonnes of ore, at an average grade of 11.1g/t Au. The production schedule calls for the end of the production at the end of 2008, at the exhaustion of actual known reserves. The mine has an on site 900 t/d C.I.P. mill. The 2007 Mine production target is 50,000 ounces of gold.

The Sleeping Giant Mine acquisition gives the Company strategic milling facilities that will lower the capital costs necessary to develop the Discovery project following a positive feasibility study and production decision. In addition, the exploration potential of the extensions at depth of the Sleeping Giant mine gold zones is untested. Therefore, the Company will design and carry out a significant exploration program in the coming months at the mine, in collaboration with the Mine team.

On October 30, 2007, the Company announced that it had closed a $1,000,000 private placement Flow-Through financing with Becher McMahon Capital Markets as discussed in details in section Private Offerings.

With these recent financings, the Company is well financed to pursue the exploration programs on Discovery, Flordin, Cameron Shear and Florence to enhance their gold resources. The future underground exploration program at the Sleeping Giant Mine will test the extensions at depth of the actual gold bearing zones.

At the end of the quarter, cash resources stood at $3,390,921 CDN.

For the period between July 1st, 2007 and September 30, 2007, the Company conducted exploration works for a total amount of $557,541 from approximate net proceeds of $5,912,092 in the financing of August 2006 and approximate net proceeds of $2,513,430 in the recent financing of August 2007 for a total amount of net proceeds of $8,425,522. On the Discovery property, the Company spent, in exploration works, an amount of $514,953 of the issuer’s net offering proceeds, representing 6% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery property can be consulted in the preceding paragraphs.

The Company spent respectively $29,350 for exploration works on the Cameron Shear property and $13,238 on Flordin property during the period or less than 5% of the issuer’s net offering proceeds.

Director’s fees

With the exception of the President and Director Mr. Bouchard and the Chairman and Director Mr. Guy Hebert, the Company paid to Company’s directors, for their presence to the Directors’ meetings fixed fees in the total amount of $2,100 for the period from July 1st, 2007 to September 30, 2007.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There has been no matter submitted to the shareholders during the reporting period.

Item 5. Other information

None

Item 6. Exhibits

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the reporting period, the Company did not file a Form 8-K.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADISCOR RESOURCES INC.

Registrant

Date: November 8, 2007

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer