Form 10KSB/A
period 2006-12-31
CADISCOR RESOURCES INC.
filed 2007-12-11
CIK 1375213

FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A1

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

Mineral Resource and Mineral Reserve Estimates

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

1.

Mineral Resource Classification, Category and Definition

The Canadian Institute of Mining, Metallurgy and Petroleum (CIM) guideline for resource classification includes the following definitions which are pertinent to the classification of the Discovery resource:

A Mineral Resource is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

An Inferred Mineral Resource is that part of a mineral resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

An Indicated Mineral Resource is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

For the Discovery Claims Block, the following parameters were used to define the indicated and inferred resources:

Indicated Resource

The indicated resource was defined in areas where the mineralized lenses can be delineated by a series of drill hole intercepts with a grade greater than 3.00 g/t over 1.6 m and a maximum drill holes spacing of 60 m. In some areas where there was insufficient information to confirm the presence of the mineralized zone on the other side of the fault, the limits of the lenses were confined by these late faults.

Only the B zone contains an indicated resource, in three distinct lenses. The other zones are characterized only by an inferred resource.

Inferred Resource

A radius of 40 metres from a single diamond drill hole intercept was used to define the inferred resource.

In the B zone, one mineralized lens located between Sections 600 W and 350 W and between elevations-350 m and 0 m is defined by four diamond drill hole intercepts with grade higher than 3.00 g/t over 1.6 m. The maximum distance between drill holes is 130 m and the minimum is 100 m. The shape of the inferred lenses is based on the shape and size of indicated lenses. All the volume contained within these other lenses has been defined as inferred.

The late faults were not used to limit the inferred resource. These faults cause a few meters of displacement, but even though the exact location of the mineralized zone is not well known, the zone should continue on the other side, and therefore the volume is not affected.

1.

Methodology

InnovExplo chose to use the polygonal method on longitudinal section. The interpretation was done on cross-sections at 10-meter spacing at a scale of 1:500. The cross-section interpretation was transferred onto a set of five plan views at 100-meter spacings to validate the interpretation in the other dimension.  The geological interpretation was digitized and the composites and horizontal thicknesses were then calculated using Gemcom Software. All the calculated composites were validated individually on the cross-sections to confirm that the grade and thickness were properly calculated. The diamond drill hole intercepts were then located on five longitudinal sections, one for each zone. The polygons were traced, and the volume and grade were calculated using Gemcom Software. A list of the volume and grade for each drill hole intercept above the 3.00 g/t Au cut-off is included in Appendix D to the technical report.

2.

Data

Diamond drill holes:

   113
Drill hole intercepts:

   270
Samples in zones:

1,368

3.

Parameters

Minimum mining width:

1.6 m (horizontal thickness)

Cut-off grade:

3.00 g/t Au, 5.00 g/t Au and 7.00 g/t Au

The specific gravity database used for the current estimate includes measurements from various drilling programs. InnovExplo used an average specific gravity of 2.82 g/cm3 calculated by SRK from the available data.

For the 2003 resources evaluation, SRK used a capping of 15 g/t Au for the 2 m composites. InnovExplo Inc. did not use compositing and worked with the original sample length. The capping grade was calculated at 35 g/t Au on the original sample length based on the log normal probability plot and on the log normal histogram.

4.

Mineral Resource Estimate

The resource for the Discovery Claims Block was revised with two goals: (1) to re-estimate the resource using a method better suited to a narrow, high-grade vein-type gold deposit; and (2) to prepare the project for a pre-feasibility study on an underground operation. InnovExplo Inc. judged that the interpolation block model method used in 2003 did not apply to this type of narrow high grade vein mineralization.  Generally speaking, applying this method to this type of mineralization tends to create a smearing effect of high grade values into the barren walls of the veins, thus causing tonnage to rise and grade to fall. The total number of ounces can be similar, but the accuracy required for a detailed economic assessment of a possible conventional underground operation is not obtained with the block model method.

The polygon method on longitudinal section selected by InnovExplo Inc. enhances local accuracy. Moreover, this method’s main advantage is to force geologists to interpret each zone manually using each diamond drill hole. The geological continuity is thus established first, based on strict geological criteria such as structural elements, alteration zones, veins and lithologies, and not strictly on gold values.

The resource was calculated at three different cut-off grades: 3.00 g/t Au, 5.00 g/t Au and 7.00 g/t Au (see tables below). The 3.00 g/t Au cut-off grade was used to determine the continuity and shape of the mineralized lenses and to provide a comparison with SRK’s 2003 resource estimate. Compared to SRK’s estimate, the indicated resource tonnage increased by 12%, grade by 36% and ounces by 89%. The inferred resource tonnage decreased by 49%, grade increased by 47% and ounces decreased by 25%.

InnovExplo Inc. is of the opinion that the reader should use the figures based on the 3.00 g/t Au cut-off, which produces an indicated resource of 381,100 tonnes grading 6.73 g/t Au, or 82,406 ounces and an inferred resource of 847,200 tonnes grading 6.35 g/t Au, or 173,091 ounces.

Estimation of the Cut-off Grade

The estimation of the cut-off grade is based on cost published by Infomine USA, 2006.  These numbers are an average cost from several similar mines and represent an order of magnitude number.  Real cost estimate will have to be determined in a pre-feasibility study.  InnovExplo considers that the numbers presented are reasonable figures for the cut-off grade estimation of the Discovery project.  The two (2) methods proposed were selected according to the mineralized zones geometry, continuity and thickness and are considered adequate for the project.  All units are metric, and all cost and metal price are in 2006 US dollars.

Cost per tonne for Sublevel Longhole mining with Shaft access at 800 tonnes* per day

Cash Cost:

 $25.64

Capital Cost:

 $24.92

TOTAL COST:

 $50.56

Cost per tonne for Shrinkage mining with shaft access at 1000 tonnes* per day

Cash Cost:

 $41.78

Capital Cost:

$24.67

TOTAL COST:

$66.45

*Daily rate used was the most representative one presented in Infomine and 800 tpd for Shrinkage mining was not available.

It is expected that the Discovery project could be mined using both mining methods depending on the thickness of the mineralized zones.  The ratio between both methods has to be determined.  Considering 50% by shrinkage mining method and 50% by sublevel longhole mining method, the average total mining cost would be 58.50 $ per tonne.

The gross metal values, using $600 per ounce for the different cut-off grades used, are:

•

3.0 g/t =  $52.50/t

•

5.0 g/t =  $87.60 /t

•

7.0 g/t =  $122.40 /t

The metallurgical process for the Discovery mineralized material determined by Lakefield Research (1998) is by whole rock cyanidation and the anticipated recovery is 96%.

The cost for milling and transportation (if required) or for the construction of a mill plant will have to be determined in the pre-feasibility study.  The order of magnitude for the milling using cyanidation process in the Abitibi area varies from $6.00 per tonne to $25 per tonne depending on the mill location and mill daily rate tonnage. The Sleeping Giant Mine located nearby has milling cost of $18 per tonne.

The average grade determined for the Discovery deposit is 6,74g/t Au for the indicated resources. The in situ calculated value is $117.85/t using $600 per ounce.

In Canada, according to NI 43-101, in order to calculate a resource you have to use parameters that reflect the possibility of a resource to be eventually qualified as a reserve. Therefore a consultant will fix minimum requirement of grade, true widths and continuity for him to be able to do a calculation of the resources. The consultant, InnovExplo inc. recommends using a minimum cut-off of 3g/t AU in evaluating the resources of the Discovery property. In the area of Val D’Or, a deposit, the East-Amphi Mine of Richmont Mines is being mined at a profit with a production grade of 3g/t AU. The deposit is similar to Discovery, with narrow quartz veining in sheared zones and is mined underground, as envisioned for an eventual mining underground operation on Discovery.

The resource was also calculated using a 5.00 g/t. The results show that continuity is still good at this cut-off. The 7.00 g/t Au cut-off value indicates some high grade zones in the deposit. The tonnage and ounces are sensitive to grade and decrease rapidly at the higher 7.00 g/t Au cut-off, indicating the limited amount of high grade tonnage currently in the deposit.

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

On February 19, 2007, the Company released in a press release more drill results for the Discovery property. The best result was 13.11 g/t Au over 5.4 metres in Hole B-06-123, confirming the project’s gold potential. Drilling is ongoing until the end of March 2007, after which a new resource calculation will be performed. An opportunity study on an underground exploration program will also be carried out.

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

Only exploration and no research as of now

The Company has not conducted any research or development activities since its incorporation nor did Strateco prior to the transfer of Discovery Property and Montbray properties to Cadiscor, since only exploration programs have been conducted up to now.

Canadian and U.S. regulations regarding estimation of resources are not the same. Please see Cautionary Notes and definitions in previous section entitled: BUSINESS

All properties are at an exploration stage and without known reserves. There is no plant or equipment on any of these properties. For power, in the case of all properties, the provincial power grid is located within a 20 kilometres range and could be extended to each property if warranted, eventually. Water is plentiful on all properties and in the region and it is generally pumped from wells or ancient diamond drill holes if needed.

The Company holds 100% of two mining properties and an option on third. Those three properties are all located in Québec and cover 345 claims for a total area of 7,529 hectares.

Discovery Project

100% interest

DISCOVERY PROPERTY

The following map shows the location of the properties in Northwestern Québec, Canada:

Property Description

The Discovery property is the result of the merger of the Discovery project (the “Discovery Claims Block”) and the Cameron project (the “Cameron Claims Block”). These two projects were the subject of an Option and Venture Agreement between Strateco et GéoNova Explorations Inc since October 2, 2002 by which Strateco could obtain 51% interest in these two projects. On February 15, 2006, when Strateco purchased from GéoNova a 100% interest in the two projects instead of pursuing the option Agreement, Discovery Project and Cameron Project were called thereafter by Strateco and GéoNova for the purpose of the purchase/sale Agreement  the “Discovery Property”.

Location, access and Mining Claims

The Discovery property is located (see Map of Properties Location) approximately 35 km northwest of the town of Lebel-sur-Quévillon, Québec, Canada and consists of a total of 124 mining claims in Desjardins and Bruneau townships for a total surface area of 3,371 hectares. Since August 17, 2006, Cadiscor holds a 100% interest in these 124 mining claims.

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

Historical Sampling, Assaying and QAQC Protocol

Innovexplo was mandated by Cadiscor Resources to report on previous drilling and to design an appropriate QAQC protocol for the Cadiscor drilling program.

Sampling techniques did not vary much through the three stages of activity on the Discovery Project. Assay samples have been collected in half core to provide sample of variable lengths depending on geology but no longer than 1.5 m. Early samples were collected by mechanically splitting core in half. From 1996 onward, assay samples from presumed mineralized sections were collected by sawing core in half. The remaining half was put back in core boxes for witness. The core is in good condition and there is no evidence of misplaced pieces. Sample tags are generally still readable

.

Samples collected by GéoNova were assayed at two laboratories in the Abitibi region:  Technilab or Abilab with check assays at the other lab. GéoNova did extensive checks of the assays which were very consistent. In the more recent drilling programs performed by Strateco, blanks and standards were inserted in the sample stream and the results carefully monitored.

During the 2004 drilling program executed by Strateco, the drilling cores were sampled with a diamond saw.  Usually, samples are 0.75 m to 1.25 m long.  Half of the cut core was kept as witness sample and the other half was sent for analysis to the ALS Chemex/Chimitec laboratory in Val-d’Or.  The preparation and gold analysis protocols of 2002 and 2003 drilling programs were modified in order to improve the reproductibility of gold analyses.

Samples were crushed at 90% -2mm.  A representative portion of 1000 g to minus 10 mesh was pulverized at 85% minus 200 mesh and homogenized.  A 50-gram pulp portion was analyzed by fire assay with atomic absorption finish.  Analysis verifications were systematically made on rejects (pulp 2) by fire assay with atomic absorption finish on samples grading over 2 g/t Au and with gravimetric finish for those grading over 5 g/t Au.  Approximately 10% of the first pulps were sent to the Bourlamaque Laboratory in Val-d’Or for additional analytical verifications. Specific gravity determinations (density) were obtained for gold zones of economic interest.  Standard samples were added to the samples sent to the ALS Chemex/Chimitec laboratory as an integral part of a quality control program.

InnovExplo believes the quality of the analytical data is reliable and that the sample preparation, analysis and security measures were carried out in accordance with best practices and industry standards.

Cadiscor Resources, 2006-2007, Discovery Property Drilling program.

Sampling, Assaying and QA/QC Protocol

 Objectives

The objectives of the QA/QC program designed for Cadiscor Resources by InnovExplo are to monitor and document the quality and integrity of the sampling, preparation and assaying of samples for the Discovery property drilling campaign.

The QA/QC program documents all sampling, preparation and assaying protocols, monitors and documents results and documents evaluations of results pro-actively.  Establishing proper QA/QC protocols allows pro-active monitoring of several key elements in the sampling, sample preparation and assaying process.  Using a series of quality control samples, the entire sampling, sample preparation and assaying process is monitored and evaluated for:

•

Suitability of field sample size by measuring precision of field duplicate samples;

•

Integrity of field sampling and sample shipment by monitoring results of field blanks and sample shipment procedures;

•

Possible contamination through the sample preparation and assaying process by monitoring results of field blank standards submitted as regular samples and the monitoring of laboratory analytical blank standard results;

•

Suitability of crushing/splitting/pulverization sizes by measuring precision of coarse and pulp duplicate samples;

•

The level of accuracy in the assaying can also be monitored by measuring the accuracy of the laboratories internal certified reference standards and by assaying of “blind” certified reference standards in each batch of samples.

The following is a breakdown of the protocols used for the number, type and distribution of QC samples in each batch of samples shipped from the field and fused in the furnaces at selected laboratory.  The number of QC samples has been co-ordinated with the maximum furnace batch size.

For a Field sub-batch of 24 regular samples including 21 regular samples/field, one duplicate sample was selected at random; one field blank standard was selectively placed after possible high grade samples (submitted as regular samples, blind to laboratory) and One Certified reference material (CRM) sample. Samples shipped from the field were identified by individual sample number including batch and sub-batch identification. For each sub-batch, 1 of each of the following samples was prepared by the laboratory people and inserted into each sub-batch of 24 samples: 1 coarse crush duplicate sample split selected at random and 1 pulp duplicate sample split selected at random. The laboratory randomly added to the sub-batches one internal analytical blank standard and 2 internal CRM’s inserted at random.

Samples

The regular samples are provided from NQ drill core that will be split to provide a one half split of the original whole core.  The remaining half split core will be kept in the core box as witness.  The minimum sample length should be 0.5 m and the maximum length 1.5 m.

Standards (Certified reference material)

“Blind” CRM’s - Three differing grade certified reference standards (CRM’s) were inserted into the batch by the on-site geologist.  The recommended CRM’s used are from Rocklabs of New Zealand and are identified below:

CRM#

SJ32

2.645 g/t Au (+/-0.027)

containing 3.0% sulphide in matrix

SN26

8.543 g/t Au (+/- 0.072)

containing 3.2% sulphide in matrix

SP27

18.10 g/t Au (+/-0.27)

containing 3.5% sulphide in matrix

The goal of the lower grade CRM is to monitor the accuracy of assaying at grades that are considered significant albeit below the cut-off grade level for the Discovery project which is 3 g/t Au.

Other Considerations

Visible Gold & High Sulphide Samples – Each field sample that contains visible gold or a large amount of sulphides is systematically assayed using a metallic screen analysis.

Analytical Finish Re-assaying – The protocols for initial analytical determination use AAS. Since the precision of AAS analytical gold determinations above 3.0 to 5.0 g/t Au is considered less accurate, all samples with initial results reported above 3.0 g/t Au were immediately re-assayed using a gravimetric finish with both results reported by the laboratory.

For the current resource estimate, InnovExplo averages all the assays contained in the database for each sample, without any rules of precedence. Even though some assaying method like “metallic sieve” have better precision than method by fire assay with gravimetric or atomic absorption finish, each assaying method has its percentage of error on the precision. A large portion of this error is coming directly at the sampling and at the preparation. The precision of the assay is dependent on the size of the initial sample and the initial crush/split specifications. Because those different samples and sub-sample are generally too small to completely avoid the nugget effect in gold deposit, even a “metallic sieve” assaying method can not be perfectly accurate. By averaging more than one assaying point in the same sample, it minimized the nugget effect and minimized the total error on the final value.

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

Gold Potential

The property covers an eight-kilometre section of the Cameron deformation zone between the Flordin gold deposit and Discovery. The Cameron deformation zone is part of a regional network of interconnected deformation corridors extending east from the Québec-Ontario border and crossing the Northern Volcanic Zone of the Abitibi Greenstone Belt. This network of deformation zones represents a major geological discontinuity characterized by an interruption of the structural and stratigraphic pattern.

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

*The Company was not in operation during the first quarter and changed its date of fiscal year closing from March 31 to December 31 as reported on Form 8K dated January 4, 2007.

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

Gold prices fluctuate on a daily basis and are affected by numerous factors, including:

•	level of interest rates,
•	rate of inflation,
•	central bank sales, and
•	world supply of gold

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

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies.  The Company’s Common Shares traded between $0.34 and $0.88 between August 21, 2006 and December 31, 2006.

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

Item 7 Financial Statements

The Company incorporates by reference to the present document the Cadiscor Resources Inc. audited financial statements for the fiscal year ending December 31, 2006 prepared in accordance with generally accepted accounting principles in Canada that  include, U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

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

Item 8A.

Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President, has conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended)  as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15,  the Chief Executive Officer concluded that the disclosure controls and procedures are effective.

B.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of  the Securities and Exchange Commission for newly public companies.

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

During the year ended December 31, 2006, the Company incurred general and administrative expenses of $166,000 with BBH Géo-Management Inc. and also paid to it management fees of $96,000, consultant and subcontractor fees of $50,000, and share issue costs of $53,000.

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

(1)

Information relating to the Shares over which control or direction is exercised was provided by the nominees as of March 15, 2007.

(2)

Member of the Audit Committee.

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

Item 14.

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

Dated: November 28, 2007

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

/s/ Michel Bouchard

/s/ Pauline Comtois

_________________________

___________________

Michel Bouchard

Pauline Comtois

President and Chief Executive Officer

Treasurer

Boucherville, Canada

March 26, 2007 except for note 14

as of November 28, 2007

AUDITORS’REPORT

To the Directors of

Cadiscor Resources Inc.:

We have audited the accompanying balance sheet of Cadiscor Resources Inc. as at December 31, 2006 and the related statements of deferred expenditures, earnings and deficit and cash flows for the nine-month fiscal period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and the results of its operations and its cash flows for the nine-month fiscal period  then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America. Information relating to the nature and aspect of such difference is presented in Note 14 to the financial statement.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: March 5, 2007

except for Note 14 as of November 28, 2007

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

See notes to financial statements.

STATEMENT OF DEFERRED EXPENDITURES

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

REVENUE
Interest	$77,175
Gain on sale of a mineral right	20,000

97,175

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	76,104
Legal and audit expenses	65,800
Stock-based compensation	508,239
Directors’ fees	3,800
Shareholder communications	21,935
Investor relations	103,679
Listing and registrar fees	47,579
Travel expenses	15,603
Rent	14,000
Insurance	7,393
Office expenses	8,474
Taxes and permits	883
Interest and bank charges	200

873,689

LOSS BEFORE INCOME TAXES	776,514

FUTURE INCOME TAX BENEFIT (NOTE 11)	(92,800)

NET LOSS	683,714

DEFICIT, BEGINNING OF YEAR	-

RELATED – PARTY TRANSACTION (NOTE 10)	753,000

DEFICIT, END OF YEAR	$1,436,714

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$0,025

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	27,599,000

See notes to financial statements.

STATEMENT OF DEFERRED EXPENDITURES

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:

Net loss	$(683,714)

Non-cash items
Gain on sale of a mineral right	(20,000)
Stock-based compensation	508,239
Future income tax benefit	(92,800)
Changes in non-cash working capital items:
Sales tax recoverable	(186,065)
Prepaid expenses	(20,933)
Accounts payable and accrued charges	139,937
(355,336)

CASH FLOW FROM (USED IN) INVESTING ACTIVITIES:

Acquisition of mining properties (NOTE 4)	(500,000)
Increase in deferred expenditures	(879,563)
(1,379,563)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

Share issuance	6,599,000
Common share issue costs	(686,908)
5,912,092

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,177,193

Additional information related to cash flows
Non-related cash operating, financing and investing activity items:

Cost of future income taxes included in common share issue costs	$1,299,000
Acquisition of mining properties in exchange for common shares	$4,200,172
Deferred expenditures included in accounts payable	$342,144
Common share issue costs paid through the issuance of warrants	$102,872

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

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported, amounts related to revenue and expenses, recoverable values for mining property and deferred exploration expenses, environmental liability provisions and the presentation of future liabilities. Actual results could differ from these estimates.

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

Agnico-Eagle Option in Montbray

On December 22, 2006, the Company received $20,000 from Agnico-Eagles Mines Limited in relation with the letter of intent signed in November 2006 providing for Agnico to acquire a 50% undivided interest on a Montbray property.

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

NOTES TO FINANCIAL STATEMENTS

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

7.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, key employees and consultants. A total of 2,759,900 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant cannot exceed 10% of the issued and outstanding shares of the capital stock. The price of the options granted may not be less than the discounted market price of the common shares on the TSX Venture Exchange at the time the options are granted. The options granted are valid for a period established by the board of directors, not to exceed ten years from the date the options are granted.

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

8.

COMMITMENTS AND CONTINGENCIES

Mining Properties

On December 19, 2006, the Company signed a letter of intent with Canadian Royalties Inc. to acquire a 50% interest in the Cameron Shear property.  The Company has to issue 75,000 shares to Canadian Royalties Inc. on January 15, 2007, and must incur $1,000,000 in exploration works over five years and make total cash payments of $50,000 over the same period to earn its interest (Note 13).  Once it has acquired its 50% interest, the Company may acquire another 10% by financing the entire cost of a bankable feasibility study.

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

14.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2006

Net loss per Canadian GAAP, as reported	$683,714

Properties and deferred expenditures (1)	5,609,129
Deferred tax expenses (recovery) (2)	(109,195)

Net loss and comprehensive income for the year, according to U.S. GAAP	$6,183,648

Net loss per share per Canadian GAAP, as reported	$0.03

Effect of adjustments:
Properties and deferred expenditures (1)	$0.20
Deferred tax expenses (recovery) (2)	0.00

Loss per share, according to U.S. GAAP	$0.23

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2006 would be to decrease properties by $4,387,422 to $312,750 decrease deferred expenditures by $1,221,707 to $0 increase long-term liability by $277,805 and decrease shareholders’ equity by $5,886,934

There would be no net effect on the operating, investing or financing sections of the statement of cash flows.