Form 10KSB/A
period 2006-12-30
CADISCOR RESOURCES INC.
filed 2008-02-20
CIK 1375213

FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A2

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

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7:

Financial Statements

The Company incorporates for reference to the present document the Cadiscor Resources Inc. audited financial statements for the fiscal year ending December 31, 2006 that include U.S. GAAP reconciliation. These financial statements follow the signature page of the present document.

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

It is expected that the Discovery project could be mined using both mining methods depending on the thickness of the mineralized zones.  The ratio between both methods has to be determined.  Considering 50% by shrinkage mining method and 50% by sublevel longhole mining method, the average total mining cost would be $58.50 per tonne.

The gross metal values, using $600 per ounce for the different cut-off grades used, are:

•

3.0 g/t =  $ 52.50 /t

•

5.0 g/t =  $ 87.60 /t

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

For a Field sub-batch of 24 regular samples including 21 regular samples/field; One duplicate sample was selected at random; One field blank standard was selectively placed after possible high grade samples (submitted as regular samples, blind to laboratory) and One Certified reference material (CRM) sample. Samples shipped from the field were identified by individual sample number including batch and sub-batch identification. For each sub-batch, 1 of each of the following samples was prepared by the laboratory people and inserted into each sub-batch of 24 samples: 1 coarse crush duplicate sample split selected at random and 1 pulp duplicate sample split selected at random. The laboratory randomly added to the sub-batches one internal analytical blank standard and 2 internal CRM’s inserted at random.

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

A portion of the shares of the Company common stock distributed by the Company’s former parent were distributed to holders in the United States prior to the Company registration statement under the Securities Exchange Act of 1934, as amended, becoming effective.  Accordingly, this distribution of approximately 1,367,000 shares of the Company common stock to United States persons may have been in violation of the United States securities laws and the recipients of these shares may have had rescission rights that would have had to be exercised within a statutorily prescribed time period and such rescission rights could have given rise to potential contingent liabilities through the end of this time period.

Strateco Resources Inc., (“Strateco”) the Company former parent, distributed approximately 20,000,000 shares of the Company common stock to Strateco’s shareholders of record as of August 23, 2006. Of these 20,000,000 shares, the Company believes that approximately 1,367,000 shares were distributed to United States persons.  The United States securities laws require that a company may not sell securities to United States persons unless the issuance and sale of the securities have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the sale is exempt from the registration requirements of the Securities Act.  The United States Securities and Exchange Commission (the “SEC”) issued Staff Legal Bulletin No. 4 that provides that shares of a company that are distributed to a parent company’s shareholders need not be registered in the United States under the Securities Act provided that five conditions are met.  One of the conditions is that the company that is spun-off must register the spun-off securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company filed a registration statement under the Exchange Act on Form 10SB with the SEC on October 6, 2006 and this registration statement became effective on December 5, 2006.

Because the Company shares of common stock were not registered under the Exchange Act 1934 before shares of the Company common stock were distributed to United States persons, the failure of the Company to register prior to the distribution by Strateco of these shares to United States persons may have constituted a violation of Section 5 of the Securities Act, although the Company would vigorously contest any such claim.  A violation of Section 5 of the Securities Act may give rise to a right of rescission for the recipient of such shares.  This right of rescission must be exercised by the person who acquired the shares in a transaction that allegedly violated Section 5 within a specified time period following such alleged violation.  During this time period following the alleged violation of Section 5, the company which offered, sold or delivered the securities allegedly in violation of Section 5 generally must consider the contingent liabilities, if any, that may have arisen from the alleged violation.  The Company has considered its failure to register the shares of common stock issued to United States persons in its spin-off from Strateco, the potential that such failure violated Section 5 of the Securities Act giving rise to a potential claim under Section 12(a)(1) of the Securities Act, the potential rescission rights, if any, that certain Strateco shareholders who received the Company shares in the distribution may have, the time period within which such a Strateco shareholder who received the Company shares would have to make a claim that the distribution of the Company shares violated Section 5 of the Securities Act, any potential defence that the Company may have in connection with any such alleged violation and the Company stock price during the time period following the distribution through December 31, 2006. The Company has also considered these potential rescission rights and the potential contingent liabilities that may have existed or may exist as a result thereof.

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

Item 8A.

Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President and an external consultant Mrs. Pauline Comtois, Canadian General Accountant (CGA) performing functions for the Company similar to a Chief Financial Officer, have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15,  the Chief Executive Officer and the person performing similar functions to a Chief Financial Officer concluded that the disclosure controls and procedures are effective.

B.

Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

C.

Changes in internal control over financial reporting

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President and an external consultant Mrs. Pauline Comtois, Canadian General Accountant (CGA) performing functions for the Company similar to a Chief Financial Officer, did not identify any change in the small business issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting

Item 9 Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act.

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

as of February 11, 2008

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

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: March 5, 2007

except for note 14 as of February 11, 2008

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

See notes to financial statements.

STATEMENT OF DEFERRED EXPENDITURES

NINE-MONTH FISCAL PERIOD ENDED DECEMBER 31, 2006

(in Canadian dollars)

REVENUE
Interest	$77,175
Gain on sale of a mining right	20,000

97,175

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	76,104
Legal and audit expenses	65,800
Stock-based compensation	508,239
Directors’ fees	3,800
Shareholder communications	21,935
Investor relations	103,679
Listing and registrar fees	47,579
Travel expenses	15,603
Rent	14,000
Insurance	7,393
Office expenses	8,474
Taxes and permits	883
Interest and bank charges	200

873,689

LOSS BEFORE INCOME TAXES	776,514

FUTURE INCOME TAX BENEFIT (NOTE 11)	(92,800)

NET LOSS	683,714

DEFICIT, BEGINNING OF YEAR	-

RELATED – PARTY TRANSACTION (NOTE 10)	753,000

DEFICIT, END OF YEAR	$1,436,714

BASIC AND FULLY DILUTED NET LOSS PER SHARE	$0,025

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING	27,599,000

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

14.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

2006

Net loss per Canadian GAAP, as reported	$683,714

Deferred expenditures (1)	1,221,707
Deferred tax expenses (recovery) (2)	(109,195)

Net loss and comprehensive income for the year, according to U.S. GAAP	$1,796,226

Net loss per share per Canadian GAAP, as reported	$0.03

Effect of adjustments:
Deferred expenditures (1)	$0.04
Deferred tax expenses (recovery) (2)	0.00

Loss per share, according to U.S. GAAP	$0.07

(1) Properties and deferred expenditures are accounted for in accordance with Canadian GAAP as disclosed in note 2. Under Canadian GAAP, the property’s potential for development is sufficient to permit the capitalization of exploration expenditures incurred as property acquisition costs and deferred expenditures and the management intends to pursue the development. Under U.S. GAAP, the Company’s mineral rights are accounted for as tangible assets.  The Company conducts periodic impairment testing on mining properties and mineral rights and has concluded that there is no impairment on these assets.  The Company intends to continue exploratory tests on these properties.  For U.S. GAAP financial recording, the costs of drilling exploratory and exploratory-type stratigraphic test wells are initially capitalized, pending determination of whether the well can produce proved reserves. If it is determined the well will not produce proved reserves, the capitalized costs, net of any salvage value, are charged to expense.  As of December 31, 2006 the deferred exploratory costs did not provide evidence of proven reserves and accordingly, the deferred exploration costs were expensed.

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