Form 10QSB/A
period 2007-03-31
CADISCOR RESOURCES INC.
filed 2008-02-20
CIK 1375213

OMB Number: 3235-0416

Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A1

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

Item 3

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

B.

Changes in internal control over financial reporting.

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President and an external consultant Mrs. Pauline Comtois, Canadian General Accountant (CGA) performing functions for the

Company similar to a Chief Financial Officer, did not identify any change in the small business issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the small business issuer’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting

PART II-OTHER INFORMATION

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

Private offering as counterpart for an option to acquire an interest in mining property

On January 15, 2007, the Company issued 75,000 common shares at the price of $0.78 per share to Canadian Royalties Inc. pursuant to a Letter of Intent dated December 19, 2006. Pursuant to this Agreement, the Company may acquire a 50% interest in the Cameron Shear property if it issues 75,000 shares to Canadian Royalties Inc. on January 15, 2007 and incurs $1,000,000 in exploration works over five years and makes total cash payments of $50,000 over the same period to earn its interest.  Once it has acquired its 50% interest, the Company may acquire another 10% by financing the entire cost of a bankable feasibility study.

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

CADISCOR RESOURCES INC.

Registrant

Date: May 8, 2007 as amended February 11, 2008

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

  Title: President and Chief Executive Officer