Form 10QSB/A
period 2007-06-30
CADISCOR RESOURCES INC.
filed 2008-02-20
CIK 1375213

10QSB 1 form10qsb.htm FORM 10-QSB FOR QUARTER ENDED JUNE 30, 2007

OMB APPROVAL

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

CADISCOR RESOURCES INC.

Registrant

Date: August 7, 2007 as amended February 11, 2008

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer