Form 10QSB/A
period 2007-09-30
CADISCOR RESOURCES INC.
filed 2008-02-20
CIK 1375213

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

 Yes [   ]         No [ X ]

__________________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2007 for the following reasons:

a)

The registrant is not in the production state but is engaged primarily in the exploration for the development of mineral deposits other than oil, gas or coal, and

b)

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

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President and an external consultant Mrs. Pauline Comtois, Canadian General Accountant (CGA) performing functions for the

Company similar to a Chief Financial Officer, did not identify any change in the small business issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the small business issuer’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting

__________________________________________________________________________________________________

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

Private placement for acquisition of a property

During the third quarter, Cadiscor completed the acquisition of an interest of 100% in Flordin Property in Quebec, Canada from IAMGOLD Quebec-Management inc. in exchange of the issuance of 300,000 common shares and  1% Net Smelter Return payable on future production from the property. The 1% NSR can be acquired by the Company for $1MUS at any time.

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

Option to acquire all titles in Sleeping Giant Mine in Québec, Canada subsequent to reporting period

On October 9, 2007, shortly after the end of the quarter, the Company signed a letter of intent with IAMGOLD Quebec-Management inc. subject to approval of the regulatory authorities and the Board of Director of a final agreement to acquire an option to purchase all rights and titles to the Mine and all Mine related assets in the property Sleeping Giant Mine located in Quebec, Canada.

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

Upon execution of the Option Agreement, the Company shall also have the right to carry out a surface or underground exploration program on any portion of land included in the Mine property by assuming all costs related to it. IAMGOLD will give the Company access to the necessary facilities to conduct the exploration program and will charge to Cadiscor, at cost, all the expenses in connection therewith.

All issuances and potential issuances of the Company shares under the deal are subject to the approval of the TSX Stock Exchange in Canada and the formal agreement should be concluded in a delay of 60 days from the date of letter of intent.

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

The proceeds from this placement will be used by Cadiscor for eligible exploration expenses on its Discovery, Flordin, Florence and Cameron Shear Properties in Quebec.

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

During the quarter, the company has selected the independent Consulting Firm InnovExplo Inc. of Val-D’Or to realize a Scoping Study on its Discovery property. The purpose of the study will be to evaluate the economic potential of Discovery actual mineral resources and to propose an underground exploration program for further assessment of the geological and grade continuities of the deposit. The study may include a bulk sampling and underground definition drilling program to upgrade the actual resource. The Scoping Study is scheduled for delivery to Cadiscor at the end of November 2007.

On or about July 9, 2007, the Company has purchased the Flordin property from IAMGOLD Corporation (“IAMGOLD”). To conclude the purchase agreement, the Company issued 300,000 common shares to IAMGOLD. The property consists of 40 ground-staked claims, which covers a surface area of 590.9 hectares. The property includes the Flordin and Carthwright gold deposits. The Flordin deposit was last explored in 1988. A mineral resource of 815,000 t at 5.1 g/t Au was calculated by previous owners. This resource calculation does not comply with NI 43-101 regulation.

The property covers a five-kilometre section of the Cameron deformation zone about fourteen kilometres east of the Discovery gold deposit. The company intends to aggressively explore the property; especially the depth extensions of the known gold zones of the Flordin and Cartwright gold deposits. An exploration program is in preparation and will include deep drilling.

On August 13, 2007, the Company concluded a $2,801,000 private placement financing through Becher McMahon Capital Markets. The placement consisted of a Unit composed of one common share at a price of $0.70 and on half of one warrant. Each whole warrant entitles its holder to purchase one common share of Cadiscor at $0.95 for a period of 18 months following the August 10, 2007 closing date. A total of 4,001,000 common shares were issued at closing.

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

Cadiscor carried out a geochemical field survey last summer and confirmed the strong potential of this exploration target. The Florence property covers the northern extension of this exploration target.  Results are being compiled and overburden drilling will follow in early 2008.

With the Discovery, Cameron Shear, Flordin and the Florence property, Cadiscor controls a 21-kilometre stretch of prospective ground along the Cameron Deformation Zone.

Option Agreement on property and financing subsequent to the end of the period

As explained in details previously in section on Private Offerings on October 9, 2007, the Company has signed a letter of intent with IAMGOLD Corporation, (“IAMGOLD’’) that provides that the Company will have an option to acquire a 100% interest in the Sleeping Giant Mine and its related milling facilities (‘‘Mine’’). Upon exercise of the option the Company will have the right to take possession of the Mine at the end of production from current reserves and in any event not later than April 1st, 2009. The terms and conditions of this Option have been detailed in section Private Offerings supra.

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

On October 30, 2007, the Company announced that it had closed a $1,000,000 private placement Flow Through financing with Becher McMahon Capital Markets as discussed in details in section Private Offerings.

With these recent financings, the Company is well financed to pursue the exploration programs on Discovery, Flordin, Cameron Shear and Florence to enhance their gold resources. The future underground exploration program at the Sleeping Giant Mine will test the extensions at depth of the actual gold bearing zones.

At the end of the quarter, cash resources stood at $3,390,921 CDN.

For the period between July 1st, 2007 and September 30, 2007, the Company conducted exploration works for a total amount of $557,541 from approximate net proceeds of $5,912,092 in the financing of August 2006 and approximate net proceeds of $2,534,719 in the recent financing of August 2007 for a total amount of net proceeds of $8,446,811. On the Discovery property, the Company spent, in exploration works, an amount of $514,953 of the issuer’s net offering proceeds, representing 6% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Property can be consulted in the preceding paragraphs.

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

None-8-

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

CADISCOR RESOURCES INC.

Registrant

Date: November 8, 2007 as amended on February 11, 2008

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer