Form 10-K
period 2007-12-31
CADISCOR RESOURCES INC.
filed 2008-03-31
CIK 1375213

FORM 10-KSB

OMB Number: 3235-0420

Expires: April 30, 2009

Estimated average burden

hours per response . . . . . 1646

OMB APPROVAL

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common shares    Toronto Venture Exchange in Canada (“CAO”)

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

As of March 10, 2008 the average bid for the common shares for the past 60 days was $0.536CDN per share for and aggregate market value of $20,919,836CDN.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 39,029,545 common shares as of March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part II

Item 7:

Financial Statements of an exploration stage company

The Company incorporates for reference to the present document the Cadiscor Resources Inc. audited financial statements for the fiscal year ending December 31, 2007 that includes U.S. GAAP reconciliation. These financial statements follow the signature page of the present document.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART 1

Item 1.

Business.

The Company was incorporated on March 6, 2006 under the Canada Business Corporations Act. Shares of the Company began trading on the exchange on August 31, 2006.

The Company is primarily engaged in the exploration of mining properties with a view to commercial production. It currently owns or holds interests in various mining properties in Québec but does not have any mines in production.

Recovery of the cost of mining assets is subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to pursue exploration and development of its properties, and profitable future production or the proceeds from the sale of its properties.

The Company must periodically obtain new funds in order to pursue its activities. While it has always succeeded in doing so to date, there can be no assurance that it will continue to do so in the future.

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

Item 2.

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

General

The Company owns 100% of four mining properties and has an option on two additional properties. These six gold properties are all located in Quebec, and total 400 claims covering a total of 8,319 hectares, not counting the Sleeping Giant mine. In 2007, a total of $3,667,436 was spent on exploration on the properties, including $3,107,182 on the Discovery property.

The following map shows the location of the properties in Northwestern Québec, Canada:

Discovery Project

100% interest

DISCOVERY PROPERTY

The Discovery property consists of 124 mining claims covering an area of 3,371 hectares. It lies 35 kilometres northwest of Lebel-sur-Quévillon, Québec, in Bruneau and Desjardins townships.

Property Description

The Discovery property is the result of the merger of the Discovery project (the “Discovery Claims Block”) and the Cameron project (the “Cameron Claims Block”). These two projects were the subject of an Option and Venture Agreement between Strateco Resources Inc. (“Strateco”)  and GéoNova Explorations Inc (“GéoNova”) since October 2, 2002 by which Strateco could obtain 51% interest in these two projects. On February 15, 2006, when Strateco purchased from GéoNova a 100% interest in the two projects instead of pursuing the option Agreement, Discovery Project and Cameron Project were called thereafter by Strateco and GéoNova for the purpose of the purchase/sale Agreement  the “Discovery Property”.

Location, access and Mining Claims

The Discovery property is located (see Map of Properties Location) approximately 35 km northwest of the town of Lebel-sur-Quévillon, Québec, Canada and consists of a total of 124 mining claims in Desjardins and Bruneau townships for a total surface area of 3,371 hectares. Since August 17, 2006, the Company holds a 100% interest in these 124 mining claims.

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

Exploration Work

Previous exploration conducted on the Discovery project from 1986 to 2006, particularly by Homestake Canada Ltd., GéoNova and Strateco led to the delineation of the Discovery gold-bearing zone for a distance of over 800 metres and to a depth of 700 metres. The Discovery mineralized zone splits into three subvertical gold-bearing lenses, each 100 to 200 metres wide. On the East lens, the deepest hole drilled below the -400-metre level returned intersections of 11.97 g/t Au over 4.35 metres. On the Central lens, the deepest hole, drilled at over 600 metres below surface, returned 4.33 g/t Au over 7.59 metres, including 5.51 g/t Au over 5.11 metres. These two zones remain open at depth.

In May 2006, InnovExplo Inc., a mining and exploration Consulting Firm in Mines and Exploration based in Val-D’Or, Québec, completed an National Instrument 43-101 compliant report that indicates that the Discovery zone contains an indicated resource of 381,100 tonnes @ 6.74 g/t Au and an inferred resource of 847,200 tonnes @ 6.35 g/t Au.  The report indicates that the gold-bearing zones are continuous, and that the potential for converting the inferred resource into an indicated resource is high. The report also mentions that there is strong potential for increasing the resource through additional drilling, particularly at depth, below the known gold-bearing zones.

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

2.

Parameters

Minimum mining width:

1.6 m (horizontal thickness)

Cut-off grade:

3.00 g/t Au, 5.00 g/t Au and 7.00 g/t Au

The specific gravity database used for the current estimate includes measurements from various drilling programs. InnovExplo used an average specific gravity of 2.82 g/cm3 calculated by SRK Consulting (“SRK”). from the available data.

For the 2003 resources evaluation, SRK used a capping of 15 g/t Au for the 2 m composites. InnovExplo Inc. did not use compositing and worked with the original sample length. The capping grade was calculated at 35 g/t Au on the original sample length based on the log normal probability plot and on the log normal histogram.

3.

Mineral Resource Estimate

The resource for the Discovery Claims Block was revised with two goals: (1) to re-estimate the resource using a method better suited to a narrow, high-grade vein-type gold deposit; and (2) to prepare the project for a pre-feasibility study on an underground operation. InnovExplo judged that the interpolation block model method used in 2003 did not apply to this type of narrow high grade vein mineralization.  Generally speaking, applying this method to this type of mineralization tends to create a smearing effect of high grade values into the barren walls of the veins, thus causing tonnage to rise and grade to fall. The total number of ounces can be similar, but the accuracy required for a detailed economic assessment of a possible conventional underground operation is not obtained with the block model method.

The polygon method on longitudinal section selected by InnovExplo. enhances local accuracy. Moreover, this method’s main advantage is to force geologists to interpret each zone manually using each diamond drill hole. The geological continuity is thus established first, based on strict geological criteria such as structural elements, alteration zones, veins and lithologies, and not strictly on gold values.

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

InnovExplo is of the opinion that the reader should use the figures based on the 3.00 g/t Au cut-off, which produces an indicated resource of 381,100 tonnes grading 6.73 g/t Au, or 82,406 ounces and an inferred resource of 847,200 tonnes grading 6.35 g/t Au, or 173,091 ounces.

Estimation of the Cut-off Grade

The estimation of the cut-off grade is based on cost published by Infomine USA, 2006.  These numbers are an average cost from several similar mines and represent an order of magnitude number.  Real cost estimate will have to be determined in a pre-feasibility study.  InnovExplo considers that the numbers presented are reasonable figures for the cut-off grade estimation of the Discovery project.  The two (2) methods proposed were selected according to the mineralized zones geometry, continuity and thickness and are considered adequate for the project.  All units are metric, and all cost and metal price are in 2006 at $600/once US dollars.

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

The gross metal values, using $600.00 per ounce for the different cut-off grades used, are:

•

3.0 g/t = $52.50/t

•

5.0 g/t = $87.60/t

•

7.0 g/t = $122.40/t

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

The average grade determined for the Discovery deposit is 6,74g/t Au for the indicated resources. The in situ calculated value is 117.85$/t using $600.00 per ounce.

In Canada, according to NI 43-101, in order to calculate a resource you have to use parameters that reflect the possibility of a resource to be eventually qualified as a reserve. Therefore a consultant will fix minimum requirement of grade, true widths and continuity for him to be able to do a calculation of the resources. The consultant, InnovExplo  recommends using a minimum cut-off of 3g/t AU in evaluating the resources of the Discovery property.

The resource was also calculated using a 5.00 g/t. The results show that continuity is still good at this cut-off. The 7.00 g/t Au cut-off value indicates some high grade zones in the deposit. The tonnage and ounces are sensitive to grade and decrease rapidly at the higher 7.00 g/t Au cut-off, indicating the limited amount of high grade tonnage currently in the deposit.

In May 2007, the Company obtained new results from a second evaluation pursuant to norms of Canadian NI 43-101 based on 39 drill holes covering an area of 26,300 meters realised between October 2006 and March 2007. The new Measured and Indicated resources are now estimated at 1,163,186 tonnes at an average grade of 5.53 g/t for a total of 206,624 ounces of gold, representing an increase of more than 150% in gold content over the previous May 2006 43-101 estimate for the same categories (381,100 tonnes at 6.74 g/t for 82,406 ounces of gold).

In addition to these Measured and Indicated resources, a total of 966,864 tonnes at an average grade of 6.06 g/t for 188,510 ounces of gold are now classified as Inferred resources. This represents a 9% increase in ounces contained over the previous May 2006 43-101 estimate for the same category (847,200 tonnes at 6.35 g/t for 173,091 ounces of gold).

The average horizontal width of the intercepts for the Measured and Indicated gold resources is more than 3.9 meters. Furthermore, InnovExplo concludes in its report that the gold zones remain open at depth and along strike.

DISCOVERY GOLD PROJECT ESTIMATED RESOURCES

		Grade	Ounces
	Tonnes	(g/t Au)	Contained

Measured	3,109	8.95	895
Indicated	1,160,077	5.52	205,729

Total: Measured and Indicated	1,163,186	5.53	206,624

Inferred	966,864	6.06	188,510

The same technical parameters were used in the 2006 and 2007 resource estimates, as follows:

-

The polygonal method on longitudinal section was used.

-

A cut-off grade of 3 g/t Au and a minimum horizontal width of 1.6 metres.

-

High gold values capped to 35 g/t.

-

An average density of 2.82 tonnes/cubic meter.

Based on these results, Cadiscor will undertake a Scoping Study (Preliminary Feasibility Study) of the Discovery gold deposit.  Using the new 43-101 resource estimate, the study will evaluate the economical potential of the Discovery gold deposit and propose an underground exploration program for further assessment of the geological and grade continuities of the deposit. It will also cover an underground bulk sampling program and additional underground drilling at depth.

43-101 Regulations, Qualified Person, Quality Assurance and Quality Control (QA/QC):

The 43-101 report on the Discovery property was carried out by Carl Pelletier, B.Sc., P. Geol., and Christine Beausoleil, B.Sc., P. Geol., from InnovExplo, a mining and exploration Consulting Firm in Mines and Exploration based in Val-d'Or, Québec. Mr. Pelletier and Ms. Beausoleil are Qualified, Independent Persons as defined under Regulation 43-101. The same persons supervised the drilling campaign.  Sampled core was sawed in half with one half sent to a commercial laboratory and the other half retained for future reference. A strict QA/QC program is followed which includes mineralized standards, blanks and duplicates. Assays were performed by ALS-Chemex - Chimitec of Val-d'Or, Québec.

Drilling

As of June 2007, the Company was preparing a new surface drilling program on Discovery of 6,000 meter program to test the depth (-700 meters) and lateral extensions of the gold zones that presently remain open at depth and along strike. The drilling program budget was then estimated at $750,000.

From April until the end of December 2007, 15 holes totalling 10,088 metres were drilled on the Discovery project. The results for holes B-07-150-A, 152, 153, 154B and 157, were as follows:

Hole	Au (g/t)	Length* (m)
BD-07-150-A	14.1	2.97
BD-07-152	5.15	6.9
BD-07-153	3.46	3.23
BD-07-154-B	9.18	0.5
BD-07-157 including	5.26 7.71	3.25 2.0

* core length

These holes were drilled to test the 1200 East sector, an area where previous drilling (in 1996, 1997 and 2002) by former owners GéoNova Exploration and Strateco Resources returned excellent results that were nonetheless never followed up by drilling or a resource estimate.

Holes B-07-150-A, 152, 154B and 157 intersected mineralization typical of the Discovery zone, and confirmed that the 1200 East zone dips strongly to the east, where it remains open at a depth of 560 metres. They also confirmed the property’s excellent exploration potential. Cadiscor intends to aggressively pursue exploration of the lateral and depth extensions of this gold zone in 2008.

The drilling program initiated in 2006 continued in 2007. This work led to a new NI 43-101-compliant resource estimate. The identification of new gold-bearing structures also led the Company to pursue drilling work in 2007. A total of 23,612 metres in 31 holes were drilled on the property.

The Company retained the services of InnovExplo Inc. of Val-d’Or to conduct a scoping study on the main Discovery zones as a basis for an underground exploration program to include bulk sampling and underground drilling. The report is expected at the end of the first quarter of 2008.

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

The Company disclosed assays for 24 holes as of December 12, 2006 and February 19, 2007. The following is a summary of the most significant drill results:

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

As of September 2007, the new 6,000-metre program started with the drilling of Hole B-07-152 in the 1200 E Sector, 600 metres to the east of the easternmost gold zone included in the last NI 43-101 resource estimate.

Hole B-07-152 intersected 5.15g/t Au over 6.90 metres at a depth of 430 metres, and is the deepest hole in this sector. The gold zone remains open at depth and laterally.

Hole B-07-152 was drilled to test the extension at depth of Hole B-07-150-A, which intersected 14.1 g/t Au over 2.97 metres,.

Hole B-07-152 is located 240 metres down and 75 metres east of Hole B-07-150-A. Both holes were drilled to explore an area where historical drilling (1996, 1997 and 2002) by previous owners, GeoNova. and Strateco., delivered very good results without follow-up drilling or a resource calculation (See Longitudinal Section - 600E and 1200E Sectors under Discovery Property on Cadiscor’s website at www.cadiscor.com).

Holes B-07-152 and B-07-150-A both intersected typical Discovery-type mineralization, indicating the presence of an additional gold zone on Discovery and confirming the excellent exploration potential of the property. This sector was not included in the NI 43-101 resource estimate. Cadiscor intends to continue drilling the lateral and depth extensions of this gold zone, which remains open at a depth of 430 metres.

The true width of the mineralized sections has not yet been determined. Sampled core was sawed in half, with one half sent to ALS-Chemex-Chimitec of Val-d’Or (Quebec) and the other half kept for future reference. The Company follows a strict QA/QC program that includes mineralized standards, blanks and field duplicates.

As of December 2007, the Company had received results from drilling holes BD-07-153, 154-B and 157 located in the 1200 E Sector, 600 metres to the east of the easternmost gold zone included in the last Canadian NI 43-101 Discovery resources estimate.

Hole BD-07-157 intersected 5.26 g/t Au over 3.25 metres (including 7.71 g/t Au over 2.0 metres) at a depth of 560 metres. Hole BD-07-157 was drilled to explore the depth extension of holes BD-07-150A (14.1 g/t Au over 2.97 metres) and BD-07-152 (5.15 g/t Au over 6.9 metres). Hole B-07-157 is located 130 metres down and 50 metres east of Hole B-07-152. (See Longitudinal Section- 600E and 1200E Sectors in Discovery Property on Cadiscor Resources website, at www.cadiscor.com).

Hole BD-07-153 intersected 3.46 g/t Au over 3.23 metres at a depth of 625 metres.  Hole B-07-153 is located 195 metres down and 100 metres west of Hole B-07-152. Hole BD-07-154B intersected 9.18 g/t Au over 0.5 metre at a depth of 320 metres confirming the grade of the zone intersected in Hole BD-02-64 (6.89 g/t Au over 0.55 metre).

Holes BD-07-150A, 152, 154B and 157 intersected typical Discovery-type mineralization and confirm that the 1200E zone shows a steep rake to the east which is still open at a depth of 560 metres. Hole BD-07-157 is directly located in the rake of the mineralized zone and validate its geometry. These drill results confirms the excellent exploration potential of the Discovery property.

The true width of the mineralized intervals has not yet been determined. Sampled core was sawed in half, with one half sent to a commercial laboratory and the other half kept for future reference. A strict QA/QC program is applied, including mineralized standards, blanks and field duplicates. Assaying was performed by AlS-Chemex-Chimitec of Val d’Or (Québec).

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

Sampling, Assaying and QAQC Protocol

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

For a Field sub-batch of 24 regular samples including 21 regular samples;field. One duplicate sample was selected at random; One field blank standard was selectively placed after possible high grade samples (submitted as regular samples, blind to laboratory) and One Certified reference material (CRM) sample. Samples shipped from the field were identified by individual sample number including batch and sub-batch identification. For each sub-batch, 1 of each of the following samples was prepared by the laboratory people and inserted into each sub-batch of 24 samples: 1 coarse crush duplicate sample split selected at random and 1 pulp duplicate sample split selected at random. The laboratory randomly added to the sub-batches one internal analytical blank standard and 2 internal CRM’s inserted at random.

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

DISCOVERY ZONE
NI 43-101 (May, 2007)
MEASURED and INDICATED : 1 163 186 t @ 5.53 g/t Au (206 624 oz)
INFERRED : 966 864 t @ 6.06 g/t Au (188 510 oz)
N
BRUNEAU
DESJARDINS
Florence Property
100% Cadiscor
DDH 97 CAM-04
0.5 g/t Au over 7.6m
Cameron South Shear Zone
Flordin
815 000 t @ 5.1 g/t Au
Carthwright
82 000 tm @ 10.5 g/t Au
Discovery Property
100% Cadiscor
Cameron-Shear Option
(Canadian Royalties)
Cameron Shear Zone
FRANQUET
Flordin Property
100% Cadiscor
Geological Legend
Felsic Intrusive Rocks
Sedimentary Rocks
Volcanic Rocks
Gabbro
Gold Showing
Gold Deposit
Shear Zone
2Km
www.tech2mine.com, July 2007

Mining Claims

The project is wholly-owned by Canadian Royalties Inc. and it consists of 193 claims covering an area of 2,997 hectares. In December 2006, the Company signed a letter of intent with Canadian Royalties Inc. stipulating that the Company may acquire an undivided 50% interest by funding $1,000,000 in exploration expenses and making payments of $50,000 over a five-year period. The Company also issued 75,000 shares to Canadian Royalties Inc. upon signature of the agreement. Once it has earned its 50% interest, the Company may earn an additional 10% interest by financing the entire cost of a bankable feasibility study. The Company is the project operator.

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

The Company had planned to conduct a $100,000 exploration program in 2007, consisting primarily of a magnetometry and electromagnetic helicopter-borne survey that was carried out in February 2007.

At the beginning of 2007, Cadiscor commissioned an airborne magnetic and electromagnetic survey covering the entire property. The survey was completed in February and results were analysed in light of the Company's knowledge of the neighbouring Discovery property. Using the geological and geophysical data, four priority areas were identified on the property. One of these corresponds to high gold anomalies in till at the bedrock contact, sampled by an overburden drilling program in the 80’s. As of June 2007, a geological team was mandated on the property to conduct geological and geochemical surveys. Follow-up drilling was planned, depending on the results

Pursuant to the agreement, the Company acts as the project operator. In 2007, the Company incurred $157,188 in exploration expenses. Work consisted primarily of geophysical and geochemical surveys and identified gold anomalies that will be drilled in 2008.

Montbray Project

100 % interest

Location and Access

The Montbray property lies in central Montbray Township some 30 kilometres west of Rouyn-Noranda, Québec. The property is accessed by trails off a gravel road that connects to the paved road linking Rouyn-Noranda and La Sarre.

Mining Claims

The project consists of 28 claims covering an area of 1,120 hectares. In November 2006, the Company signed a letter of intent with Agnico-Eagle Mines Limited (“Agnico”) providing for Agnico to acquire a 50% undivided interest by funding $750,000 in exploration and making payments of $60,000 over a four-year period. Agnico was the exploration project operator. Once it has earned its 50% interest, Agnico has a three-year option to increase its interest to 60% by financing alone $10,000,000 in additional exploration or conducting a bankable feasibility study.

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

As of June 2007, Agnico has advised Cadiscor that it has completed the geological compilation of the property. A program comprising line cutting and an Induced Polarisation survey was also carried out on the property. Geological mapping, stripping and sampling was planned for the summer 2007, with follow-up drilling scheduled for the fall.

After spending $118,000 on drilling and making a payment of $20,000 to the Company, Agnico advised the Company at the end of December 2007 that it was dropping the option.

Sleeping Giant Mine

The Company has signed an agreement with IAMGOLD Québec-Management Inc. (“IAMGOLD’’) a wholly owned subsidiary of IAMGOLD Corporation, that provides the Company  with an option to acquire a 100% interest in the Sleeping Giant Mine and its related milling facilities (‘‘Mine’’). The option grants the Company the right to take possession of the Mine at the end of production from current reserves and in any event not later than April 1st, 2009.

Location and access

The Sleeping Giant Mine is located approximately 100 km north of Amos, Quebec, in the Abitibi region.

 The gold mine has been in operation since 1988. At the end of 2006, IAMGOLD had produced 825,000 gold ounces from 2,306,000 tonnes of ore, at an average grade of 11.1g/t Au. The production schedule calls for the end of the production by IAMGOLD at the end of 2008, at the exhaustion of actual known reserves. The mine has an on site 900 t/d C.I.P. mill. The 2007 Mine production target by IAMGOLD was 50,000 ounces of gold.

Option Agreement:

The main terms of the Option Agreement are the following:

1- Upon execution of the Option Agreement, the Company will pay to IAMGOLD a cash amount of $300,000 and will issue to IAMGOLD 600,000 Cadiscor common shares . The Company will also issue to IAMGOLD on such date 1,000,000 common share purchase warrants, each such warrant entitling IAMGOLD to purchase one common share of the Company at a price of $1.00 until April 1st, 2009.

2- On the earlier of (i) April 1st, 2009 or (ii) the date of completion of the mining and processing of the current reserves of the Mine, the Company will take possession of the Mine by paying to IAMGOLD an amount of $5,000,000, payable, at Cadiscor’s sole discretion, either in cash or by the issuance of the relevant number of common shares of Cadiscor at a price equivalent to the volume-weighted average price of the previous 20 trading days, less the maximum allowable discount permitted by the TSX Venture Exchange.

3- After acquiring the Mine and after the Company has milled, at the Mine milling facilities, a total of 300,000 tonnes of ore from any source, the Company will pay to IAMGOLD an amount of $1,000,000, payable at the Company’s sole discretion, either in cash or by the issuance of the relevant number of common shares of Cadiscor at a price equivalent to the volume-weighted average price of the previous 20 trading days, less a discount of 5%.

4- After the acquisition of the Mine, the Company will commit to grant to IAMGOLD the following royalties: (a) a 1.0 % NSR royalty on future gold production from the Mine property, with the Company having the right to buy back such royalty for an amount of $1,000,000 at any time; and (b) a 1.5% NSR royalty on any future base metal production from the Mine property, it being understood that such royalty will only be granted if there exists more than 5,000,000 tonnes of Measured and Indicated resources on the property, as established by a Canadian Regulation 43-101 compliant resource estimate.

5- Upon execution of the Option Agreement, the Company shall also have the right to carry out a surface or underground exploration program on any portion of land included in the Mine property by assuming all costs related to it. IAMGOLD will give to the Company access to the necessary facilities to conduct the exploration program and will charge to the Company, at cost, all the expenses in connection therewith.

All issuances and potential issuances of Cadiscor shares under the deal are subject to the approval of the TSX Venture Exchange.

At signature of the agreement, the Company made a cash payment of $300,000 and issued 600,000 common shares to IAMGOLD, as well as 1,000,000 common share purchase warrants. Each warrant entitles IAMGOLD to purchase one common share of Cadiscor at a price of $1.00 until April 1, 2009.

Exploration work during the Option period

As of February 2008, the Company obtained the first results from underground exploration drilling at the Sleeping Giant Mine, (“Mine”) on which it has an option to acquire a 100% interest from IAMGOLD.

In December 2007, the Company started a 9,000-meter underground exploration program to test the continuity of the gold zones at depth, below the deepest mining level (-975 meters).

These results are significant as they confirm the presence of the gold zones down to 445 meters below the current mine workings, with grades that are similar to the grades in the mine. Drilling will continue until the end of the second quarter of 2008. The results will then be evaluated to consider the feasibility of extending the mine shaft.

The Sleeping Giant Mine entered production in 1988. The mine has since been deepened twice to follow the gold zones. The main mine production zones are, in order of importance, Zones #30, 8, 20, 3 and 18. Three underground drill rigs are testing the next 400 meters of Zones #8, 30 and 18 below the deepest mining level.

The mine’s gold zones are narrow quartz veins that are mainly mined by shrinkage stoping. Typically, mine planning uses a minimum width of 1.6 orthogonal meters.  Results from the immediate extension of the mined zones or areas where geological control is sufficient to determine the gold zone attitude with confidence, are reported using this minimum 1.6 orthogonal meters width.  Results from areas where the gold zone attitude can not be determined with confidence are reported using the core length.

The new drill results are shown below. Zone #8 was intersected down to a depth of 445 meters under the current mine, at its projected position in space, which indicates continuity at depth. The deepest mining level is 975 meters below surface.

Hole #	Target Zone	Depth below Mine	Au g/t	Core Length	Orthogonal Width
66-911*	Zone #8	- 400 m	4.8		1.6 m
66-911B*	Zone #8	- 445 m	10.7		1.6 m
66-920	Zone #8	- 115 m	0.3		1.6 m
66-921	Zone #8	- 120 m	2.1		1.6 m
66-923	Zone #8	- 75 m	2.7		1.6 m
66-924	Zone #8	- 85 m	13.1		1.6 m
97-86	Zone #8	- 25 m	3.3		1.6 m
97-27*	Zone #30	- 65 m	8.3		1.6 m
66-923	Zone #30	- 213 m	5.9	0.8 m
66-923	Zone #30	- 229 m	6.5	1.1 m

*Holes 66-911 and 97-27 were drilled by IAMGOLD and Hole 66-911B was started by IAMGOLD.

Hole 66-923 was deepened past Zone #8 to test Zone #30.  Two veins were intersected and returned 5.9 g/t Au over 0.8 m and 6.5 g/t Au over 1.1 m, indicating the presence of Zone #30 at a depth of about 225 m below the deepest mining level. Holes 66-911 and 66-924 also intersected values of 8.9 g/t Au over 1.0 m and 36.2 g/t Au over 0.5 m respectively before the #8 Zone intersection, in new structures previously unknown at the mine. Additional drilling is planned to test these structures.

Prior to the current exploration program, one exploration hole, Hole 97-27, intersected the extension of Zone #30 at elevation 3960, 65 meters below the last mine level. It returned a value of 8.3 g/t Au over 1.6 meters, indicating the possibility of extending the mined zones at depth.

The Company is also in the process of reassessing the historical production, development and exploration data of the current mine to identify resources in the vicinity of the existing underground infrastructure, in the context of a higher gold price. The 7 g/t Au cut-off grade presently used at the mine is based on a gold price of $US600/oz. This reassessment should be completed by the end of second quarter of 2008. Cadiscor will then evaluate the economic potential of the resources located close to actual mine infrastructures.

The assay determinations were carried by the Sleeping Giant Mine laboratory. A QA/QC program is in place at the lab and includes the use of blanks, standards and re-analysis by outside independent laboratories.

As soon as the agreement was signed, Cadiscor initiated an underground exploration program at the Sleeping Giant Mine. The program is aimed at testing the continuity of the currently-mined zones at depth below the last level at 975 metres. At the end of 2007, Cadiscor had invested $261,897 in this work.

The first holes drilled under the existing mine workings had intersected the extensions at depth of the two gold zones currently being mined. The deepest intersection is at 445 metres under the deepest mine level, and returned 10.7 g/t Au over 1.6 metres, at the location predicted based on projections. A full compilation of previous work in the current mine is also underway to determine whether there are unmined zones that have become economic with the rise in the gold price.

Florence property

100% interest

The Company staked the Florence project, adjacent to the Cameron Shear project to the north,  (see figure 1) to cover a series of geochemical anomalies. The property is wholly-owned by Cadiscor and consists of 15 claims covering 240 hectares staked in September 2007. Drilling will be carried out on the geochemical anomalies in 2008.

The property covers the possible extension of certain gold anomalies identified on the Cameron Shear property to the south. Drilling is planned on these targets in 2008.

Flordin property

100% interest

The Flordin property consists of 40 claims covering a surface area of 591 hectares (see Figure 1). The project is wholly-owned by the Company, which acquired it from IAMGOLD Québec Management Inc. (“IAMGOLD”) in 2007. It lies immediately east of the Cameron Shear property, and hosts the Flordin and Cartwright gold deposits. The Flordin deposit has not been explored since 1988. The Company carried out compilation work then began a four-hole drilling program on the Flordin deposit. As at the end of 2007, two holes were drilled for a total of 638 metres and a total of $138,964 had been invested in the property.

On July 9, 2007, the Company had acquired the Flordin property, immediately east of the Cameron Shear property. This property hosts the Flordin deposit, which Cambior estimated to contain 815,000 tonnes grading 5.1 g/t Au in 1988. In 1989, a ramp and underground exploration work led to bulk sampling that confirmed the presence of gold-bearing zones. Work was suspended due to the low gold price at the time (US $390 per ounce). At the end of 2007, the Company began drilling four holes to verify the previous results and test the extensions of the deposit at depth.

Conclusion

With its Discovery, Cameron Shear, Flordin and Florence properties, the Company now controls a 21-kilometre section of geological context favourable to gold mineralization.

Item 3.

Legal proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4

Submission of Matters to a Vote of Security Holders.

There were no new matters submitted to a Vote of Security Holders since the filing of Form 10-QSB as of September 30, 2007.

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

	2007	2006
Rate at end of Period	0.9881	1.1652
Average Rate During Period	1.0750	1.131
High Rate	1.1852	1.172
Low Rate	0.9168	1.099

The high and low exchange rates for each month during the previous six months are as follows:

	September 2007	October 2007	November 2007	December 2007	January 2008	February 2008
High rate	$1.0546	$1.0002	$1.0007	$1.1838	$1.0294	$1.0188
Low rate	$0.9959	$0.9496	$0.9168	$0.9784	$0.9905	$0.9717

On March 10, 2008 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $ 1.00 USD=$0.997CND

The Company’s securities are traded in Canada as Cadiscor Resources Inc. (“CAO”) on the TSX Venture Exchange since August 21, 2006 and on the Frankfurt Exchange under the symbol DQN since September 8, 2006.

Based on information obtained from the TSX Venture Exchange, the high and low bid quotations for the common stock of the Company for 6 business days are set forth in the table below:

Prior sales of common shares in Canada

The common shares of the Company have been trading on the TSX Venture Exchange under the symbol CAO since August 21, 2006.

2006	High	Low	Volume
August 2006	$0.75	$0.45	2,751,105
September 2006	$0.52	$0.37	2,411,514
Fourth Quarter	$0.89	$0.33	12,302,919
2007	High	Low	Volume
First Quarter	$0.95	$0.61	9,762,918
Second Quarter	$0.94	$0.60	4,326,616
Third Quarter	$0.90	$0.49	5,557,037
Fourth Quarter	$0.92	$0.45	4,085,277
2008	High	Low	Volume
January 2008	$0.60	$0.39	1,285,848
February 2008	$0.74	$0.47	2,829,803
March 3, 2008	$0.79	$0.64	308,128
March 4, 2008	$0.70	$0.60	16,500
March 5, 2008	$0.60	$0.60	8,500
March 6, 2008	$0.62	$0.55	22,500
March 7, 2008	$0.62	$0.56	18,714

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

(b)

Offerings in Quebec and in Canada

(c)

Private offerings in Quebec, Canada

Date of private placement	Private placement	Value	Number of shares/units	Number of warrants	Brokers’ fees	Broker’s units / warrants
2007-01-10 (1)	Canadian Royalties	$58,500	75,000	0	0	0
2007-07-09 (2)	Iamgold Quebec-Management Inc.	$210.000	300,000	0	0	0
2007 -08-10 (3)	Financing	$2,800,700	2,800,700	1,400,350	$224,056	400,100 units
2007-10-30 (4)	Flow-through Financing	$1,000,000	1,000,000	0	$80,000	50,000 warrants
2007 -12-11(5)	Iamgold Quebec-Management Inc	$420,000	600,000	1,000,000
2008-02-29(6)	Financing	$3,000,000	5,454,545 units	2,727,272 in units	$240,000	436,363 units

(1) On January 10, 2007, the Company signed an option agreement to acquire a 60% interest in the Cameron Shear property and undertook to incur $1,000,000 in exploration expenses over five years.

(2) On July 9, 2007, the Company signed a purchase agreement with IAMGOLD Quebec-Management Inc. (“IAMGOLD”) a wholly-owned subsidiary of IAMGOLD CORPORATION to acquire a 100% interest in the Flordin property. In consideration, the Company issued 300,000 common shares to IAMGOLD and granted a 1% NSR royalty on any commercial production from the property. The Company has the right to buy back the 1% NSR royalty at any time for US $1,000,000.

(3) On August 10, 2007, the Company closed a private placement of $2,800,700 private placement through Becher McMahon Capital Markets (‘‘Becher McMahon’’) acting as broker. Becher McMahon arranged the placement of 4,001,000 units (‘‘Unit’’) of the Company with qualified investors of the provinces of Québec and Ontario in Canada at a price of $0.70 per Unit. Each Unit is comprised of one common share of the Company and one half of one warrant. Each full warrant entitles the holder to purchase one Company common share at a price of $0.95 for a period of 18 months until February 10, 2009. The Unit shares and warrants were subject to a hold period of four months until December 11, 2007.

The Company paid Becher McMahon a cash commission equal to 8.0% of the gross proceeds of the financing or $224,056. Becher McMahon also received compensation options equal to 10% of the total number of Units sold pursuant to the Offering or 400,100 units. Each compensation option entitles Becher McMahon to purchase one Unit at the issue price of $0.70 per unit until February 10, 2009.

(4) On October 30, 2007, the Company concluded a private placement through Becher McMahon Capital Markets (‘‘Becher McMahon’’) acting as broker. Becher McMahon arranged the placement of 1,000,000 flow-through common shares at the price of $1.00 per share of the Company with two accredited investors of the provinces of Ontario in Canada.

The Company paid Becher McMahon a cash commission equal to 8.0% of the gross proceeds of the financing or $80,000. Becher McMahon also received a number of non-transferable broker’s warrants equal to 5% of the total number of shares sold pursuant to the Offering or 50,000 broker warrants. Each warrant grants the right to Becher McMahon to subscribe one common share at the price of $1.00 per share for a period of 18 months until April 30, 2009.

The proceeds from the sale of the Flow-through shares to be used by the Corporation to incur exploration expenses on its properties that qualify as “Canadian exploration expenses” under the Income Tax Act (Canada) and has renounced on or before December 31, 2007 in favour of the subscribers Canadian exploration expenses in an amount equal to the gross proceeds raised from the sale of the Flow-through shares.

(5) Pursuant to an agreement dated December 11, 2007, with IAMGOLD Quebec-Management Inc., (“IAMGOLD”) a wholly-owned subsidiary of IAMGOLD CORPORATION, the Company has the right to acquire a 100% interest in the Sleeping Giant Mine and related surface facilities, including a mill. As consideration, the Company made a cash payment of $300,000 and issued 600,000 common shares to IAMGOLD. The Company also issued 1,000,000 common share purchase warrants to IAMGOLD, each warrant entitling IAMGOLD to purchase one common share of the Company at a price of $1.00 per share until April 1, 2009.

(6) On February 29, 2008, the Company closed a $3,000,000 private placement with Becher McMahon Capital Markets (‘‘Becher McMahon’’). Becher McMahon arranged the placement of 5,454,545 units (‘‘Unit’’) of the Company at a price of $0.55 per Unit. Each Unit is comprised of one common share of Cadiscor and one half of one warrant. Each full warrant entitles the holder to purchase one Cadiscor common share at a price of $0.70 for a period of 24 months after February 29, 2008, the closing date of the financing. The Unit shares and warrants will be subject to a hold period of four months and one day after the closing date.

The Company paid Becher McMahon a cash commission equal to 8.0% of the gross proceeds of the financing. Becher McMahon also received compensation options equal to 8.0% of the total number of Units sold pursuant to the Offering. Each compensation option entitles Becher McMahon to purchase one Unit at the issue price for a period of 24 months after the closing date.

 (d)

Public offering in Quebec, Canada

During the year 2007, the Company did not conduct any public offering in Canada, in the United States or in other countries.

(e)

Use of proceeds

The proceeds of the public offering during the period consisting of flow-through proceeds realized in the year 2006 with a balance, as of January 1, 2007 of $4,177,193 and the Company realised two placements during the year 2007 for an amount of financing of $3,800,700 for a total of $7,977,893 Part of this sum has been used in the last quarter of the period of the following manner: $599,044 has been spent on exploration of Discovery, $23,836 on Cameron Shear, $261,897 on Sleeping Giant, $1,619 on Florence property and $235,247 on working capital expenses. The Company anticipates possibly using the proceeds for another project if the results obtained do not justify further expenses and the Company reserves the right to reallocate the use of proceeds as it deems appropriate in the best interests of the Company and its shareholders.

The Company conducted during the last quarter of 2007 exploration works and spent on Discovery Property an amount of $599,044 representing 6.80% of the issuer’s net proceeds in the approximate amount of $8,799,815. The Company’s exploration expenses on the other properties represented less than 5% of the issuer’s net offering proceeds. The Company spent also in the last quarter, $323,333 in acquisition of interests and mining claims or 3.70% of the net proceeds.

A summary of exploration works conducted during this reporting period and acquisitions of properties can be consulted in the sections Item 2- Properties and Item 6-Management Discussion and Analysis of Financial Position in PART 1.

The Company paid payments obtained in the last quarter to independent directors fixed fees for their presence to the Board of Directors Meetings and Audit committee meetings in the amount of $10,500.

 (f)

Holders

The Company has no holder of debentures as of March 10, 2008.

As of March 10, 2008, Cadiscor’s capital stock of 39,029,545 common shares were held by 64 registered shareholders throughout Canada, the United States of America and other countries Of that number 14 are registered holders in the United States who hold together 185,932 common shares or 0.50% of the capital stock.

(g)

Dividends

The Company has not paid any dividends since its incorporation and does not anticipate as of March 10, 2008, the payment of dividends in the foreseeable future. At present, the Company’s policy is to retain earnings, if any, to finance exploration on its properties. The payment of dividends in the future will depend upon, among other factors, of the Company’s earnings, capital requirements and operating financial conditions.

(h)

Equity compensation plan information as at December 31, 2007

The following table sets out certain details with respect to compensation plans pursuant to which securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighed-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders – Stock Option Plan	2,361,980	$0.93	397,920
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total:	2,361,980	$0.93	397,920

Item 6

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(a)

Plan of operation

 (b) Cadiscor management believes the Company can satisfy its cash requirements until December 2008 in the following manner:

The net proceeds of the Initial Public Offering as defined in section Part II (d) Public offering in Canada in the Form 10 KSB for December 31, 2006 after payment of the Brokers’ Fees but before deduction of the Expenses of Issue, amounted to the amount of $6,137,070 with a remaining balance as of January 1, 2007 of $4,177,193. The Company  benefited also of two financings by private placements in August 2007 and October 30, 2007 with total proceeds of $3,399,815 for total liquidities at December 31, 2007 of $2,826,722. In early 2008, the Company completed the financing of February 29, 2008 for proceeds in an amount of $2,760,000 and foresees a recoverable tax credit of $1,435,000 that will provide to the Company a total amount of $7,021,722 to be allocated approximately as follows until December 2008:

Allocated amounts
Exploration work on the Discovery Property	$800,000
Exploration work on the Cameron Shear property	500,000
Exploration work on the Sleeping Giant Mine property	$3,700,000
Florence Property	500,000
Flordin Property	500,000
Working capital(1)	$1,000,000
Total	7,000,000

(1)

The Company will use such funds to pay its overhead, mitigate various unforeseen expenses and reserve certain amounts for future acquisition of other mining properties.

In the coming months, the Company will continue to focus its efforts on exploration and development of its best gold projects using advanced exploration methods. The Company will also consider acquiring new mining properties for exploration. Financing may be required for this purpose in 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the year ended December 31, 2007

Scope of Management’s Financial Analysis

The following analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2007 and 2006. The financial statements were prepared in accordance with Canadian generally accepted accounting principles (GAAP).

Forward-Looking Statements

This document may contain forward-looking statements that reflect management’s current expectations with regard to future events. Such forward-looking statements are subject to certain factors and involve a number of risks and uncertainties. There can be no assurance that such statements will prove to be correct. Factors that could cause our results, our operations and future events to change materially compared to the expectations expressed or implied by such forward-looking statements include, but are not limited to, volatility in the gold price, risks inherent to the mining industry, uncertainty regarding the mineral resource estimation and additional funding requirements and the Company’s ability to obtain such funding.

Selected Annual Information

	Results as at 12-31-2007 (12 months)	Results as at 12-31-2006 (9 months) restated
	$	$
Total income	122,000	97,175
General and administrative expenses	28,071	873,689
Net loss	494,571	678,214
Net loss per share, basic and diluted	0.02	0.03

	Balance sheet as at 12-31-2007 (12 months)	Balance sheet as at 12-31-2006 (9 months) restated
	$	$
Mining Properties	5,802,005	4,700,172
Deferred expenditures	3,454,143	1,221,707
Total assets	13,733,707	10,326,070
Working capital	3,977,268	3,922,110
Shareholders’ equity	11,179,177	7,767,789

Exploration Activities

The Company owns an interest of 100% in four mining properties and has an option on two additional properties. These six gold properties are all located in Quebec, and total 400 claims covering a total of 8,319 hectares, not counting the Sleeping Giant mine. Exploration expenses for the year ended December 31, 2007 amounted to $3,667,436 ($1,221,707 in 2006). Expenses for the past year were higher than the year before due to the greater amount of exploration and development work carried out by the Company on its properties. The Discovery property was the most active, with exploration totalling $3,107,182.

Following the realization of eligible exploration expenses during the fiscal year, the Company can claim a refundable Quebec tax credit related to resources that can reach 35% and a 12% credit on duties refundable for loss on all eligible exploration expenses incurred during the same period exclusive of its Flow Trough obligations.  As of December 31, 2007, the estimated values of these credits to be received are $1,435,000.

Action Plan

In the coming months, the Company will continue to focus its efforts on exploration and development of its gold projects using advanced exploration methods. The Company will also consider acquiring new mining properties for exploration. Financing may be required for this purpose in 2008. On February 29th, 2008, the Company has closed a private placement for $3,000,000.

Operating Results

The Company incurred a net loss of $494,571 for fiscal year 2007 compared to $678,214 for fiscal year 2006. Higher interest income for the year was due to additional income generated by the increase in cash and cash equivalents. The Company had no sales as none of its properties are in production.

General and administrative expenses were $928,071 compared to $873,689 in 2006.

Operating costs for 2007 were affected principally by the following factors: 1) the increase in the Company’s operating and marketing activities, resulting in higher investor relations expenses and professional fees; 2) The increase in legal fees due to two financings completed during the year and the Part XII.6 tax on exploration funds unspent as at December 31, 2007;  3) The decrease of the loss is primarily attributable to future realized tax benefits, related to deferred losses and shares issue costs;  4)  The expenses of the period are based on twelve months compared to nine months for 2006.

Cash Assets

The Company’s working capital stood at $3,977,268 at December 31, 2007 compared to $3,922,110 at the beginning of the year. Given that the Company closed  private placements for net proceeds of $3,399,815 during the year, this decrease was due to more extensive exploration work carried out during the year ended December 31, 2007, for $3,667,436 and operating costs of $928,071.

These funds will be applied to exploration planned for 2008. The term deposits are not exposed to asset-backed commercial paper.

Sources of Financing

During the year, the Company completed two private placements for a total of $3,800,700, $1,000,000 of which was flow-through funding. The Company also issued 975,000 common shares issued in consideration of mining properties valued at $778,500.

Dividend Policy

The Company has not declared any cash dividend on its outstanding common shares since incorporation. Any dividend payment will depend on the Company’s financial requirements, its future level of growth and other factors deemed pertinent by the Board of Directors under the circumstances. It is unlikely that a dividend will be paid in the foreseeable future.

Off Balance-Sheet Arrangements

The Company does not have any off balance-sheet arrangements.

Related-Party Transactions

The Company has signed a services agreement, with BBH Géo-Management Inc. (“BBH”), a related company of which Guy Hébert, a director of the Company, is also an officer and a director. The agreement should have expired by December 31, 2007 but was continued until June 30, 2008 and provides for BBH to manage the exploration to be carried out by the Company. BBH charges the Company the expenses and costs for services that include the following:

•

Use of BBH’s offices and equipment (for a monthly fee of $2,000);

•

Carrying-out of exploration (including an administration fee of 10% of the exploration expenses);

•

Management, administration, accounting and legal services;

•

Consulting services, including in the area of geology;

•

Relations with investors and the regulatory authorities; and

•

Assistance in securing financing.

The fees to be paid to BBH are equivalent to the compensation that the Company would otherwise pay to an unrelated third party.

The Company conducted the following transactions with BBH:

	2007 (12 months)	2006 (9 months)
Expenses capitalized in the statement of deferred expenditures
Consultants and subcontractors	$277,000	$50,000
Management fees	$300,000	$96,000

General and administrative expenses in the statement of earnings and deficit
Professional fees	$114,000	$56, 000
Legal expenses	$27,000	$47,000
Investor relations	$147,000	$49,000
Rent	$24,000	$14,000

Share issue costs charged against capital stock	$22,000	$53,000
Accounts payable and accrued charges	$66,000	$92,000

Accounting Value of Mining Properties

At the end of the year, results are assessed to determine the future potential of each property. This assessment did not result in any write-downs in 2007.

Financial Instruments

Fair Value

Cash and temporary investments, tax credits receivable and accounts payable and accrued charges are financial instruments whose fair values approximate their carrying values due to their short-term maturities or prevailing market rates.

Interest Rate Risk

At December 31, 2007 and 2006, the Company’s exposure to interest rate risk was as follows:

•

Cash and cash equivalents

– variable interest rate

•

Amounts receivable

– interest free

•

Amounts payable

– interest free

In management’s opinion, the Company was not exposed to any interest rate risk as at December 31, 2007.

Outstanding Share Data

The Company is authorized to issue an unlimited number of common shares without par value.

The Company had 33,575,000 shares issued and outstanding at December 31, 2007 (27,599,000 at December 31, 2006) for a book value of $12,408,477 ($8,632,492 at December 31, 2006).

Quarterly Financial Information

The following table contains selected financial information for the last seven quarters.

	12-31-2007	09-30-2007	06-30-2007	03-31-2007	12-31-2006	09-30-2006	06-30-2006
	$	$	$	$	$	$	$
Total Revenue	37,659	28,078	20,162	36,101	70,761	26,414	-
General and administrative expenses	235,247	164,711	252,955	275,118	453,715	386,216	33,758
Net loss	24,488	96,633	158,333	215,117	284,654	359,802	33,758
Net loss per share Basic & fully diluted	0.00	0.00	0.01	0.01	0.01	0.03	-

	12-31-2007	09-30-2007	06-30-2007	03-31-2007	12-31-2006	09-30-2006	06-30-2006
	$	$	$	$	$	$	$
Short term assets	4,451,898	3,503,544	1,545,207	2,867,288	4,404,191	5,342,375	-
Total assets	13,733,707	12,375,803	9,623,359	10,333,610	10,326,070	10,074,884	-
Current liabilities	474,630	315,523	149,876	643,278	482,081	117,655	33,758
Working Capital	3,977,268	3,188,021	1,395,331	2,224,010	3,922,110	5,224,720	(33,758)
Shareholders equity	11,179,177	10,214,480	7,495,683	7,754,132	7,767,789	8,624,229	(33,757)

There were no first quarter results for 2006 as the Company was incorporated on March 6, 2006.

Discussion of Quarterly Financial Information

In the last seven quarters, general and administrative expenses and losses before stock-based compensation expenses have averaged $257,394 and $162,186.

Operating costs for 2007 were affected by the following factors: 1) the increase in the Company’s operating and marketing activities, resulting in higher investor relations expenses and professional fees; 2) The increase in legal and audit fees due to two financings completed during the year and the Part XII.6 tax on exploration funds unspent as at December 31, 2007; and 3) The future income tax benefit related to deferral of the losses and to share issue costs is reduced in part due to the net increase in the future income tax liability caused by Company’s flow-though commitments.

Taking the above into account, on average it costs $258,000 per quarter in general and administrative expenses to run the Company, less stock-based compensation. Of this, $78,000 represents consultants’ fees, legal expenses, investor relations’ expenses and rent payable to a company controlled by Guy Hébert, a director of the Company. (See Note, “Related-Party Transactions” for more details.)

Fourth Quarter Results

The Company reported a loss of $24,488 for the fourth quarter of the year compared to a net loss of $284,654 for the fourth quarter of the previous year. This decrease is primarily attributable to future tax benefits, related to deferred loss and shares issue costs, partially offset by an increase in investor relations and audit costs following the provision for the preparation of annual report.

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

Price Fluctuations, Share Price Volatility

Securities markets in Canada have experienced a high level of price and volume volatility in recent years, with many resource companies experiencing wide price fluctuations not necessarily related to operating performance or underlying asset values of such companies.  The Company’s Common Shares traded between $0.34 and $0.88 between August 21, 2006 and December 31, 2006 and between $0.45 and $0.95 from January to December 2007.

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

Only exploration and no research as of now

The Company has not conducted any research or development activities since its incorporation nor did Strateco prior to the transfer of Property and Montbray properties to Cadiscor, since only exploration programs have been conducted up to now. See Cautionary Notes and definitions in Item 1. Business.

Dependence upon management, officers and consultants

Mr. Michel Bouchard is president of the Company since June 21, 2006 or before that the Company became a public company. Mr. Vincent Jourdain has been named Exploration Vice-President as of December 2006. Mr. Bouchard and Mr. Jourdain spend 100% of their time on the business of the Company.

The Company’s success depends to a great extent upon the continued successful performance of Mr. Michel Bouchard, President since June 21, 2006. Mr. Bouchard hires consultants and employees in several fields of expertise.

Outlook

In 2008, the Company will pursue its development, focusing on advancing as rapidly as possible toward production decisions on the Sleeping Giant Mine and Discovery projects. The rising gold price, which has surpassed the US $900/ounce mark, has created a favourable economic context for the development of the Company’s projects.

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

Additional Information and Continuous Disclosure

This management discussion and analysis is dated March 25, 2008. The Company regularly discloses additional information through filings on the SEDAR (www.sedar.com) and EDGAR (www.sec.gov/edgar.shtml) websites.

Item 7 Financial Statements

The Company incorporates by reference to the present document the Cadiscor Resources Inc. audited financial statements for the fiscal year ending December 31, 2007 prepared in accordance with generally accepted accounting principles in Canada that  include, U.S. GAAP reconciliation. These financial statements follow the page signature of the present document.

Item 8

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

For the year ending December 31, 2007, there has been no change of Accountants and no disagreements with the Auditors, Petrie Raymond LLP.

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

Item 8A.

Controls and Procedures

A.

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President and an extern consultant Mrs. Pauline Comtois, Canadian General Accountant (CGA) performing functions for the Company similar to a Chief Financial Officer, have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15, the Chief Executive Officer and the person performing similar functions to a Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Management’s annual report on internal control over financial reporting of the small business issuer

The Company’s management, including the Chief Executive Officer, Mr. Michel Bouchard, President and an external consultant Mrs. Pauline Comtois, Certified General Accountant (CGA) performing functions for the Company similar to a Chief Financial Officer (“The Management”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

The Management uses the following framework to evaluate the effectiveness of the Company’s internal control over financial reporting as required by paragraph ( c ) of §240.13a-15 or §240.15s-15:

The Board of Directors with recommendation of the audit committee approves the project and budget for exploration programs. An internal control on three levels of authorization and verification is in place for each purchase order, each check issued in payment of invoices and each entry into the books of the Company on a daily basis. Each check that is issued requires two signatures from authorized representatives.

Each financing and its costs and each issuance of shares either related to a financing or to the stock options plan is authorized by the Board of Directors and has to be reported in details to each Securities Commission for which the Company is a reporting issuer and must be published in press releases in Canada.

The internal procedures for the financial information within the Company with organizational charts are written in a pamphlet that has been approved by the Board of Directors and the Audit Committee.

The Management proceeded throughout the year, to the verification and evaluation of the Company’s internal control over financial reporting. To this effect, the Management verified the operations, described in the pamphlet, such as the established process for monitoring of signature of checks, numerical order of checks, issuance of purchase orders, invoices auditing, approval of expenses, distribution of expenses in conformity with the budget of operations and confidential information of documents. As to the verification of the financial information itself, the Management analysed the expenses posts and the expenses fluctuations.

Following a sample evaluation, the Management can conclude that the internal control is effective and that the persons who are responsible apply effectively and vigorously their functions. In taking into account the small number of persons involved, the internal control of financial information is executed in a way so to provide a reasonable assurance that the controls are operating effectively.

Changes in internal control over financial reporting.

The Company’s management assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year did not identify during the last fiscal year any material weakness in the framework to evaluate the internal control over financing and concluded that the Company’s internal control over financial reporting are effective.

The Company’s management did not identify any changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of §240.13a-15 or §240.15s-15 of this chapter that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9 Directors and Executive Officers, Promoters and Control persons; Compliance with section 16 (a) of the Exchange Act.

The Board of Directors consists of seven directors who will serve until the next annual meeting and until they are re-elected or their successors will be elected. This annual meeting will be held on June 18, 2008 at 11.00 a.m. at Le Centre Sheraton Montréal Hotel, Lounge 1, 1201 René-Lévesque Blvd. West Montreal, Quebec H3B 2L7, Canada.

Code of Ethics

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

Messrs. Bouchard, President and Mr. Vincent Jourdain as Vice-President, Exploration spend 100% of their time to the business and Mr. Hébert as Chairman of the Board dedicates 5% of his time to the business of the Corporation while the other directors will dedicate less than 5% of their time.

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

Richard Jacques, FCA, is a Management Consultant since 2000. From 1995 to 2000, he was Executive Director of Lavery, de Billy LLP, a law firm and was Executive Director of the Quebec Chartered Accountants Order from 1989 to 1995.  Previously, he was, between 1987 to 1989, Vice-President, Finance and Investment of the Quebec Federation of Labour Solidarity Fund and, from 1976 to 1987, Vice-President, Finance for Credit Industriel Desjardins. He is a board member of l'Ordre des travailleurs sociaux.

Guylaine Daigle, Chartered Accountant, C.A. is Controller of G4 Drilling Ltd., a Val-d’Or-based drilling firm, prior to which she worked as Director of Financial Services for Samson Bélair/Deloitte & Touche in Val-D’Or.  She was previously Director of Finance for Ross-Finlay 2000 Inc., a Val-d’Or mining contractor, and Controller of McWatters Mines Inc., a Val-d’Or gold producer.  She has over 12 years of experience in applied accounting management in the mining industry. She replaced on February 19, 2007, another director, Francine Bélanger, deceased in November 2006.

René Branchaud has been elected director of the Company at the Annual Meeting of Shareholders on June 19, 2007. Mr. Branchaud holds an LLB from Université Laval obtained in 1982.  He has been a lawyer since 1983 and is a partner of the law firm Lavery, de Billy, LLP.

He is currently director of Malaga Inc. and Dynacor Gold Mines Inc. both listed on the Toronto Stock Exchange and of Dacha Capital Inc. and Midland Exploration Inc.., both listed on the TSX Venture Exchange.

 (b) Compliance with section 16 (a) of the Exchange Act.

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

Item 10 Executive Compensation.

(a)

General

During the year ended December 31, 2007, the Company did not pay any compensation to its executive officers.

See section on Item 12 Certain Relationships and Related Transactions (a) Related party transaction for expenses incurred by the Company with BBH Géo-Management Inc. during the year ended December 31, 2007,.

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

Summary Compensation Table

The following tables in this Item10: Executive Compensation, have numbers converted in U.S. Dollars based on the exchange rate at December 31, 2007 and at December 29, 2006. The rates of exchange from Canadian dollars to U.S. dollars as of December 29, 2006 was CAN$1.1652 for U.S $1.00 and at December 31, 2007 was CAN$0.9881 for US $1.00 were used to fill in the table.

Name and principal position	Year	Salary ($)	Option awards ($)	All other compensation ($)	Total ($)
(a)	(b) (1) (7)	( c ) (2)	(f) (4) (6)	(i)	(j)
Michel Bouchard President and CEO and director (3)	2006 (7 month-period)	-	$257,276		$257,276
	2007	-	-		-
Vincent Jourdain Exploration Vice-President (5)	2006 (15 days period)	-	$77,182		$77,182
	2007	-	-		-

 (1)

The Company did not pay any salary or other form of compensation directly to its executive officers. The Company does not grant bonus, does not have stock awards, non-equity incentive plan compensation and non qualified compensation earnings and consequently the columns (d) (e) (g) and (h) have been deleted from the table;

(2)

This table does not include the salary earned by Mr. Bouchard and Mr. Jourdain and paid to them by BBH Géo-Management Inc. Since BBH Géo-Management inc. is a private company in Quebec, Canada and such information cannot be publicly disclosed by this company under the law of Quebec, Canada. Also, Cadiscor Resources Inc. qualifies as a foreign private issuer under Rule 405 of Regulation C and such information is not required to be rendered public by the Autorité des marchés financiers (Quebec Securities Commission) in Quebec, Canada the principal jurisdiction of the Company;

(3)

The Company paid in 2007, $238,734 to BBH Géo-Management Inc. pursuant to the services agreement for the consulting services of Mr. Bouchard acting as President of the Company;

(4)

On September 11, 2006, the Company granted 1,000,000 stock options to purchase common shares at the price of $1.17 per share until September 10, 2011. The fair value of securities underlying stock options in 2006 was $0.2573 per share;

(5)

The Company paid in 2007, $162,050 to BBH Géo-Management Inc. pursuant to the services agreement for the consulting services of Mr. Jourdain acting as the Vice-President of Exploration;

(6)

Mr. Jourdain became Vice-President, Exploration on December 11, 2006 and received 300,000 incentive stock options with an exercise of $1.17 per share until December 10, 2012. The fair value of securities underlying stock options in 2006 was $0.2573 per share;

(7)

The Company does not have a long-term incentive plan (LTIP).

Outstanding Equity Awards at Fiscal Year-End

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) Non exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date
Michel Bouchard	1,000,000	0	N/A	$1.17	2011-09-10
Vincent Jourdain	300,000	0	N/A	$1.17	2011-12-10

(1)

The Company grants only Option awards and does not grant any Stock awards so columns (g) (h) (i) and (j) have been deleted from the table.

Directors Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Incentive plan compensation ($)	Compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b) (1)	( c )	(d) (2)	(e)	(f)	(g)	(h)
Jean-Charles Potvin	$1,778		$0.00				$1,778
Richard Jacques	$3,952		$0.00				$3,952
René Branchaud	$889		$18,017				$18,906
Jean-Pierre Lachance	$1,580		$0.00				$1,580
Guy Hébert	$0.00		$0.00				$0.00
Guylaine Daigle	$2,173		$18,017				$20,190

(1) The Company did not pay any salary or other form of compensation directly to its executive officers other than the fees for their presences to the Board of directors meetings and Audit Committee Meetings as disclosed in Part III Financial Statements.

(2) During the year ending December 31, 2007, the Company granted stock options to two new directors: (1) 60,000 stock options to Mrs. Guylaine Daigle on March 26, 2007 at the exercise price of $0.98 per share until March 25, 2012; and (2) 60,000 stock options to Mr. René Branchaud on June 19, 2007 at the exercise price of $0.98 per share until June 18, 2012.

Liability Insurance

The Company has an insurance policy that provides directors’ and officers’ liability coverage of $1,976,200 per event. The Company paid an annual premium of $9,881 for the policy during the financial year.

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

Directors’ Fees

The directors that are not executive officers receive fees of $395 ($197 if the attendance is by way of a conference call) for each board meeting to which they attend.  Also, the members of the Audit Committee receive fees of $592 ($296 if the attendance is by way of a conference call) for each meeting of the Audit Committee to which they attend. Directors’ fees totalled $10,375 for the year ended December 31, 2007. Aside from stock options granted under the stock option plan, directors do not receive any other fee or benefit from the Company.

Loans to Director and Officers

As of March 10, 2008, no director, nominee as director or officer or anyone associated with them owed any amount to the Company

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

The Company has no stock appreciation rights (SAR) plan. During the financial year ended December 31, 2007, the Company did not grant any additional stock options to its executive officers under the terms of the stock option plan, as described in the following table:

Name	Securities under option	Percentage of total options granted to key employees and consultants in the financial year	Exercise price	Market value of the securities under option on the eve of the award	Expiry
Michel Bouchard	-	-	NIl	NIL	-
Vincent Jourdain	-	-%	NIL	NIL	-

The following table shows the options exercised during the financial year by executive officers and the year-end value of unexercised options at December 31, 2007:

Name	Shares acquired on exercise of options (#)	Aggregate value realized ($) (1)	Unexercised options at year-end -------- // -------- Exercisable / non-exercisable	Value of unexercised in-the-money options at year-end -------- // -------- Exercisable / non-exercisable
Michel Bouchard	0	$0.00	1,000,000 ----//---- 1,000,000 / N.A.	$0.00 _______//______ 1,000,000 / N.A.
Vincent Jourdain	0	$0.00	300,000 _______//______ 300,000 / N.A.	$0.00 ______//_____ 300,000 / N.A.

(1)

Whenever an option is exercised, the aggregate value realized is the difference between the market value on the date of the exercise of the option and the exercise price, multiplied by the number of shares.

 (b)

Stock options granted during the last financial year

During the year ended December 31, 2007, 120,000 options were granted to two new directors with a grant of 60,000 options each and 21,000 options that had been granted but not exercised were annulled 90 days after the end of services rendered by the administrative secretary of Mr. Bouchard on September 28, 2007 and 60,000 options were also annulled on November 8, 2007 or one year after the decease of Mrs. Francine Bélanger who was a director according to the delays foreseen in the stock options plan.

For further details concerning the stock options granted during the last fiscal year please refer to ITEM 5 (h) and NOTE 7 OF FINANCIAL STATEMENTS.

Item 11

Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

(a)

Security ownership of certain beneficial owners

The Company is a publicly traded Canadian corporation, the shares of which are owned by Canadian residents, U.S. residents and other countries residents. The Company is not owned or controlled, directly or indirectly by any foreign government or any other companies. Ownership is based on information furnished to the Company by its Transfer Agent, Computershare Company of Canada. As of March 10, 2008, following the private placement of February 29, 2008, the Company  knows of only one corporative person other than CDS & Co who detains as broker the majority of accounts for shareholders in Canada, owning more than 5% of any class of the small business issuer’s voting securities.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership at March 10, 2008	Percentage of class
Common shares, stock options and controlled shares and warrants to purchase shares	Goodman &Company, Investment Counsel Ltd on behalf of one or more of the mutual funds or other client accounts managed by it. One Adelaide Street East, 29th Floor, Toronto, Ontario Canada M5C 2V9	7,054,545 common shares 2,727,273 purchase warrants	10.07% interest on an undiluted basis, or assuming the conversion of the purchase warrants into common shares, an approximate 23.43% interest on a partially diluted basis as at February 29, 2008

(b)

Security ownership of management

The following table sets forth the names and addresses of each of the directors and officers of the Company, their principal occupations and their respective date of commencement of their term with the Company. All directors and officers hold office until the next Annual General Meeting of Shareholders of the Company or until a successor is appointed.

1	2	3	4
Title of class	Name and Position with the Company	Number of Common Shares of the Company Beneficially Owned or Directly/Indirectly Controlled (6)	Percentage of Issued Share Capital (1)
Common shares and stock options to purchase common share	Michel Bouchard Québec, Québec President and Director June 1, 2006	123,500 common shares / 1,000,000 stock options (5)	2.90%
Common shares and stock options to purchase common share.	Guy Hébert(3) Boucherville, Quebec, Canada Chairman of the Board and Director, April 1, 2006	1,126,966 common shares / 60,000 stock options (5)	3.00%
Common shares and stock options to purchase common share	Vincent Jourdain Val D’Or, Québec, Canada, Officer, Exploration Vice-President December 11, 2006	0 common share / 300,000 stock options	0.80%
Common shares and stock options to purchase common share	Jean-Pierre Lachance, St-Hubert, Québec, Canada Director April 1, 2006	71,243 common shares / 60,000 stock options (5)	0.30%
Common shares and stock options to purchase common share	Jean-Charles Potvin Toronto, Ontario, Canada Director June 23, 2006	0 common shares / 60,000 stock options (5)	0.20%
Common shares and stock options to purchase common share	Richard Jacques(2) F.C.A. Bromont, Québec, Canada Director June 23, 2006r	50,000 common shares/ 60,000 stock options (5)	0.30%
Common shares and stock options to purchase common share	Guylaine Daigle,(2) C.A. Val-D’Or, Québec, Director, February, 19, 2007	2,500 common shares / 60,000 stock options (5)	0.20%
Common shares and stock options to purchase common share	René Branchaud (2) Montreal, Québec H4A 3B2	10,000 common shares / 60,000 stock options (5)	0.20%
Common shares and stock options to purchase common share	Pauline Comtois,c.g.a, person performing functions similar to a Chief Financial Officer and Treasurer, Boucherville, Québec	7,007 common shares / 30,000 stock options	0.10%
TOTAL		1,391,216 common shares / 1,690,000 stock options to purchase common share	7.90% (4)

(1)

Information relating to the Shares over which control or direction is exercised was provided by the nominees as of March 10, 2008 and the percentages are based on a number of 39,029,545 common shares outstanding and in circulation and assuming that the stock options could eventually be exercised;

 (2)

Member of the Audit Committee;

(3)

Includes a total of 59,880 shares and 60,000 stock options held directly by Guy Hébert and 1,067,086 shares and held by one company controlled by Mr. Hébert;

 (4)

The directors, officers and other members of management of the Company, as a group beneficially own, directly or indirectly, common shares and stock options not yet in the money of the Company, representing 7.90% of the total issued and outstanding securities of the Company as of March 10, 2008;

 (5)

Of the number of common shares mentioned in Column 4 of the preceding table, the directors owned each a number of stock options with right to exercise within 60 days as follows: Mr. Bouchard, 1,000,000; Mr. Lachance, 60,000; Mr. Hébert, 60,000 Mr. Jacques, 60,000, Mr. Potvin, 60,000, Mrs .Daigle, 60,000 and Mr. Branchaud, 60,000;

(6)

As of March 10, 2008, no options were yet exercised.

(c) Changes in control

The Company does not anticipate at this time any changes in control of the Company.

Item 12 Certain Relationships and Related Transactions.

a) Related parties transactions

The Company has incurred fees and administrative expenses totalling $312,000 and management fees of $300,000, consulting and subcontractor fees of $277,000 and share issue costs of $22,000 under the BBH Management Agreement. The BBH Agreement has a term of one year. Guy Hébert, a director of the Company is the sole director and Executive Officer of BBH Géo-Management Inc. Company management believes that the payments made to BBH Géo-Management Inc. under the BBH Management Agreement are equivalent to the payments that would be made by the Company to an unrelated company.

BBH Géo-Management Inc. provides the following services to the Company under the BBH Management Agreement:

1. Fixed fees of $2,000 Cnd per month for the rent of offices and office equipment.

2. Secretarial personnel

3. Management, accounting and legal services

4. Geological consultants

5. Public relations with investors and regulatory or governmental organism.

6. Research of financing.

The Company acquired from Strateco Resources Inc. the Discovery and Montbray properties for an amount of $3,425,172 and has been a wholly owned subsidiary of Strateco Resources Inc. until August 17, 2006. As at December 31, 2007, two directors of Strateco Resources Inc. are also Directors of the Company but the Company is now independent financially, as to operations, exploration works and management from Strateco Resources Inc.

 (b)

Transactions with Promoters

The Company’s common stock at its time of incorporation on March 6, 2006 was entirely owned by Strateco Resources Inc. As described above and in Form 10 SB/A3, Part I, ITEM-DESCRIPTION OF BUSINESS (a) Business development of the Registration Statement, the Company acquired all of its assets in connection with the spin-off of Strateco’s gold mining operations to Cadiscor.  These assets included the Discovery and Montbray properties formerly held by Strateco in consideration for:

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

There was no valuation report prepared by Petrie Raymond other than taking the book value of the properties Discovery and Montbray in the books of Strateco Resources Inc.(Strateco) Montbray had no value since it had been written off by Strateco in 2003.  The value of Discovery Property was fully explained in section Management’s Discussion and Analysis and in Exhibits 6.2 and 6.4 of Form 10/SB/A3.

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

b) Reports on Form 8-K.

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

a) Audit Fees

Fees for services related to the audit of the audited financial statements dated December 31, 2006	PETRIE RAYMOND LLP	$4,000
Annual Reports 2006	PETRIE RAYMOND LLP	$15,000
Review of quarterly reports at March 31, June 30 and September 30, 2007	PETRIE RAYMOND LLP	*$13,000
Annual Reports 2007	PETRIE RAYMOND LLP	*$25,000

* Estimated fees

b) Audit-Related Fees

None

c)

Tax Fees

Aggregate fees billed for tax compliance, tax advice and tax planning in the last fiscal years for professional services rendered by the principal accountants are as follows:

Year ending at December 31, 2006: $2,000.

Tax forms for mining rights at December 31, 2006: $2,500.

Year ending at December 31, 2007: $2,000.

d)

All other Fees

Accounting organization of the new Company: $13,000 in 2006.

U.S. GAAP reconciliation assistance to find a firm in the U.S.: $1,500 in 2007.

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

Dated: March 25, 2008

/s/ Michel Bouchard

_________________________________

Name: Michel Bouchard

Title: President and Chief Executive Officer

Financial Statements of

CADISCOR RESOURCES INC., an exploration stage company

For the year ended December 31, 2007 and December 31, 2006

CADISCOR RESOURCES INC., an exploration stage company

Management’s Responsibility for Financial Reporting

Management is responsible for the financial statements of Cadiscor Resources Inc. and the financial information contained in this report. The financial statements are prepared by management in accordance with generally accepted accounting principles in Canada and necessarily include amounts based on best estimates and judgments of management.

Management maintains a system of internal control to provide reasonable assurance that assets are safeguarded from any loss or unauthorized use and that financial information is reliable and available in a timely manner.

Primarily through its Audit Committee, the Board of Directors oversees management’s responsibility with regard to presentation of the information, and reviews and approves the financial statements.

The Board of Directors appoints the Audit Committee. Its three members are external directors. The committee meets from time to time with management as well as the external auditors to discuss matters related to internal controls, audit results, accounting principles and related subjects.

Petrie Raymond LLP, chartered accountants, an independent chartered accounting firm, was appointed to audit the Company’s financial statements and issue an opinion on them.

On the recommendation of the audit committee, the Board of Directors has approved the Company’s financial statements for the years ended December 31, 2007 and 2006.

(Signed) Michel Bouchard	(Signed) Pauline Comtois
___________________	___________________
Michel Bouchard,	Pauline Comtois,
President and Chief Executive Officer	Treasurer

Boucherville, Canada

March 25, 2008

CADISCOR RESOURCES INC., an exploration stage company

AUDITORS’ REPORT

To the Directors of

Cadiscor Resources Inc.:

We have audited the accompanying balance sheets of Cadiscor Resources Inc. as at December 31, 2007 and December 31, 2006 and the related statements of deferred expenditures, earnings and deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain respects from the accounting principles generally accepted in the United States of America.

Limited Liability Partnership

Chartered Accountants

Montréal, Canada

Date: February 29, 2008

CADISCOR RESOURCES INC., an exploration stage company

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007	2006
		restated
ASSETS
CURRENT ASSETS
Cash and short-term investments (Note 3)	$2,826,722	$4,177,193
Accounts receivable	-	20,000
Tax credits for duties and other exploration-related credits receivable	1,435,000	-
Sales tax recoverable	166,191	186,065
Prepaid expenses	23,985	20,933
	4,451,898	4,404,191

MINING PROPERTIES (Note 4)	5,802,005	4,700,172

DEFERRED EXPENDITURES (Note 5)	3,454,143	1,221,707

FIXED ASSETS, at cost less accumulated depreciation	25,661	-
	$13,733,707	$10,326,070

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued charges (Note 12)	$474,630	$482,081

FUTURE INCOME TAXES (Note 13)	2,079,900	2,076,200

SHAREHOLDERS’ EQUITY

Capital stock (Note 6)	12,408,447	8,632,492
Contributed surplus (Note 9)	741,115	611,111
Deficit	(1,970,385)	(1,475,814)

	11,179,177	7,767,789

	$13,733,707	$10,326,070

See notes to financial statements.

ON BEHALF OF THE BOARD

/s/ Michel Bouchard

/s/ Richard Jacques

____________________________________

Michel Bouchard, Director

Richard Jacques, Director

CADISCOR RESOURCES INC., an exploration stage company

STATEMENTS OF DEFERRED EXPENDITURES

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007 (12 months)	2006 (9 months)
EXPLORATION EXPENSES

Consultants and subcontractors	$286,086	$49,518
Labour	484,917	175,800
Drilling	2,172,265	808,932
Geophysics and geochemistry	127,022	6,420
Laboratory and assaying	108,418	16,739
Management fees	311,839	99,039
Travel and lodging	85,368	26,153
Supplies and equipment rental	66,640	33,002
General exploration expenses	23,975	6,104
Depreciation on fixed assets	906	-
	3,667,436	1,221,707

Credit for duties and other exploration-related credits	(1,435,000)	-

NET INCREASE IN DEFERRED EXPENDITURES	2,232,436	1,221,707

BALANCE, BEGINNING OF PERIOD	1,221,707	-

BALANCE, END OF PERIOD	$3,454,143	$1,221,707

See notes to financial statements.

CADISCOR RESOURCES INC., an exploration stage company

STATEMENTS OF EARNINGS AND DEFICIT

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007 (12 months)	2006 (9 months)

INCOME		restated
Interest	$122,000	$77,175
Gain on sale of a mining duty	-	20,000

	122,000	97,175

GENERAL AND ADMINISTRATIVE EXPENSES
Professional fees	127,261	76,104
Legal and audit fees	112,202	65,800
Stock-based compensation	42,844	508,239
Directors’ fees	10,500	3,800
Shareholders communications	36,930	21,935
Investors relations	392,579	103,679
Listing and registrar fees	43,779	47,579
Travel	27,635	15,603
Rent	24,000	14,000
Insurance	27,404	7,393
Office	25,247	8,474
Part XII.6 tax	55,891	-
Taxes and permits	882	883
Interest and bank charges	917	200

	928,071	873,689

LOSS BEFORE INCOME TAXES	806,071	776,514

FUTURE INCOME TAXES BENEFIT (Note 13)	(311,500)	(98,300)

NET LOSS	494,571	678,214

DEFICIT, BEGINNING OF YEAR (Note 8)	1,475,814	-

RELATED-PARTY TRANSACTIONS (Note 12)	-	797,600

DEFICIT, END OF YEAR	$1,970,385	$1,475,814

NET LOSS PER SHARE, BASIC AND DILUTED	$0.02	$0.03

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUSTANDING (in thousands)	29,584	27,599

See notes to financial statements.

CADISCOR RESOURCES INC., an exploration stage company

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007 (12 months)	2006 (9 months)
		restated
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:

Net loss	$(494,571)	$(678,214)
Non-cash items
Gain on sale of a mining duty	-	(20,000)
Stock-based compensation	42,844	508,239
Future income tax benefit	(311,500)	(98,300)
Changes in non-cash working capital items:
Accounts receivable	20,000	-
Sales taxes recoverable	19,874	(186,065)
Prepaid expenses	(3,052)	(20,933)
Accounts payable and accrued charges	(43,546)	139,937
	(769,951)	(355,336)

CASH FLOW USED IN INVESTING ACTIVITIES:

Acquisition of fixed assets	(26,567)	-
Acquisition of mining properties	(323,333)	(500,000)
Increase in deferred expenditures	(3,630,435)	(879,563)
	(3,980,335)	(1,379,563)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:

Common share issuance	3,800,700	6,599,000
Common share issue costs	(400,885)	(686,908)
	3,399,815	5,912,092

Net increase (decrease) in cash and cash equivalents	(1,350,471)	4,177,193
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$4,177,193	$-

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,826,722	$4,177,193

Additional information related to cash flows
Non-cash items related to operating, financing and investing activities:
Cost of future income taxes credited to common share issue costs	$315,200	$1,376,900
Acquisition of mining properties in exchange for common shares	$778,500	$4,200,172
Deferred expenditures financed through increases in accounts payable	$378,239	$342,144
Common share issue costs paid for through the issuance of warrants	$87,160	$102,872
Depreciation on fixed assets included in deferred expenditures	$906	$-

See notes to financial statements.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

1.

INCORPORATION AND NATURE OF OPERATIONS

The Company was incorporated under the Canadian Business Corporations Act on March 6, 2006, and is engaged in the exploration of properties.

Recovery of amounts indicated under mining properties and the related deferred expenditures are subject to the discovery of economically recoverable reserves, the Company’s ability to obtain the financing required to complete development and profitable future production or the proceeds from the sale of such assets. At December 31, 2007, management determined the net accounting value of mining properties to be the best estimate of their net recoverable value. This value may nonetheless be reduced in the future.

2.

SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

Changes in accounting policy – financial instruments

The Canadian Institute of Chartered Accountants has issued new accounting standards for financial instruments: a) Section 1530 "Comprehensive Income", which introduces a new requirement regarding the temporary exclusion of certain types of gains and losses from net income; b) Section 3855 "Financial Instruments – Recognition and Measurement", which prescribes when an entity must recognize a financial asset or liability or a non-financial derivative instrument on its balance sheet and whether such recognition of the amount must be based on the fair value or the cost, and also specifies how to present the gains and losses on financial instruments; c) Section 3865 "Hedges”, which describes when and how hedge accounting may be used. The Company adopted these new recommendations on January 1, 2007, and now presents its financial assets and liabilities as financial instruments held for sale and recognizes them at fair value, which corresponds to their cost given their short term. Adoption of these new standards did not have an impact on the Company’s financial statements.

New accounting requirements

As of January 1, 2008, the Company will have to comply with the following new standards: a) Section 1535, “Capital Disclosures”, which requires that an entity provide information about the objectives, policies and processes used by the entity to manage its capital; b) Sections 3862, “Financial Instruments – Disclosures” and 3863, “Financial Instruments – Presentation”, which replace Section 3861, “Financial Instruments – Disclosure and Presentation” and assign greater importance to the disclosure of information on the risks associated with recognized and unrecognized financial instruments and the way such risks are managed. These new requirements only affect information to be disclosed and will not have any financial impact on the Company’s financial statements.

CASH AND CASH EQUIVALENTS

The Company considers cash and short-term investments maturing within three months of their acquisition date as cash and cash equivalents.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

MINING PROPERTIES AND DEFERRED EXPENDITURES

Mining properties are recorded at cost and exploration expenses are deferred, these expenses are decrease of government assistance received.  The moment a decision to go into production is taken, the deposit cost of the registered mining properties and deferred exploration expenses are transferred to fixed assets; they are amortized on a production unit base for the period and probable and proven ore resources. However, when a project is abandoned, the corresponding costs are charged against earnings.

CREDIT ON DUTIES REFUNDABLE FOR LOSSES AND REFUNDABLE TAX CREDIT RELATED TO RESOURCES

The Company is eligible for a refundable credit on duties under the Quebec Mining Duties Act. This refundable credit on duties is equal to 12% of expenses incurred for mining activities in Quebec and is recognized as a credit under deferred expenditures.

The Company is also eligible for a refundable tax credit related to resources for mining industry companies in relation to eligible expenses incurred. The refundable tax credit for resources represents up to 35 % of the amount of eligible expenses incurred. This tax credit is recognized as a credit under deferred-expenditures.

FIXED ASSETS

Fixed assets are depreciated using the straight-line method over five years.

CAPITAL STOCK

Shares issued in consideration of non-monetary items are generally recorded at the market value of the shares over a reasonable period preceding and following the announcement of the agreement regarding their issuance.

Share issue costs and future income taxes arising from the variance between the carrying value and the fiscal value of exploration expenses are including in share capital as a credit.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

The Company recognizes options granted under the stock option plan as well as warrants granted to brokers pursuant to some financings using the fair value method. Options granted to non-employees and broker warrants are recorded based on fair value determined using the Black-Scholes option-pricing model.

When options or warrants are granted to brokers, the remuneration expense is charged to the activity in question and the counterpart to contributed surplus.

Any counterpart paid by the participants when broker options or warrants are exercised, as well as any contributed surplus created when broker options or warrants are granted, are credited to capital stock.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

INCOME TAXES

The Company records its income taxes using the balance sheet method. Future income tax assets and liabilities are recognized to take into account the impact on income taxes of variances between the carrying value of certain assets and liabilities shown on the balance sheet and their respective fiscal values. A valuation allowance is recorded as required to reflect an income tax asset that is more likely to be realized than not. The impact of any changes in income tax rates is recognized in the year in which the rates change.

NET LOSS PER SHARE

The basic and diluted net loss per share is calculated based on the weighted-average number of common shares outstanding during the year.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally recognized accounting principles requires management to make estimates and assumptions that affect the assets and liabilities reported, amounts related to revenue and expenses, recoverable values for mining property and deferred exploration expenses, environmental liability provisions and the presentation of future liabilities. Actual results could differ from these estimates.

3.

CASH AND CASH EQUIVALENTS

	2007	2006
Cash	$822,402	$271,345
Term deposits, rate of 4.38% (rate of 4.21% in 2006)	2,004,320	3,905,848
	$2,826,722	$4,177,193

Pursuant to an initial flow-through financing dated August 17, 2006, the Company undertook to incur $4,300,000 in exploration expenses on its properties before December 31, 2007. The total amount had been incurred as at December 31, 2007.

A second flow-through financing of $1,000,000 took place on October 30, 2007, pursuant to which the Company undertook to incur this amount of exploration expenses before December 31, 2008. A total of $295,259 had been incurred as at December 31, 2007.

4.

MINING PROPERTIES

	Interest	2007	2006
Discovery and Montbray	100%	$4,700,172	$4,700,172
Sleeping Giant Mine	100%	820,094	-
Flordin	100%	210,000	-
Cameron Shear	50%	68,500	-
Florence	100%	3,239	-
		$5,802,005	$4,700,172

Certain properties are subject to commitments mentioned in Note 10.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

5.

DEFERRED EXPENDITURES

	Exploration expenses & balance at December 31, 2006	2007 exploration expenses	Reduction	Balance at December 31, 2007
Mining properties:
Discovery	$1,217,020	$3,107,182	$(1,277,000)	$3,047,202
Montbray	1,406	586	-	1,992
Sleeping Giant Mine	-	261,897	(35,000)	226,897
Flordin	-	138,964	(57,000)	81,964
Cameron Shear	3,281	157,188	(66,000)	94,469
Florence	-	1,619	-	1,619
	$1,221,707	$3,667,436	$(1,435,000)	$3,454,143

6.

CAPITAL STOCK

AUTHORIZED

An unlimited number of common shares without par value

An unlimited number of preferred shares without par value issuable in series with rights, privileges, restrictions and conditions to be determined by the board of directors

	December 31, 2007		December 31, 2006
	Common shares	Amount	Common shares	Amount
ISSUED AND FULLY PAID
Balance, beginning of year	27,599,000	$8,632,492	-	$-
In consideration of mining properties	975,000	778,500	21,000,000	4,200,172

In cash
Flow-through financings	1,000,000	1,000,000	4,300,000	4,300,000
Private placements	4,001,000	2,800,700	-	-
Other	-	-	2,299,000	2,299,000

Issue costs
Professional fees	-	(400,885)	-	(686,908)
Warrants grant	-	(87,160)	-	(102,872)
Future income taxes	-	(315,200)	-	(1,376,900)

Balance, end of year	33,575,000	$12,408,447	27,599,000	$8,632,492

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

6.

CAPITAL STOCK (Cont’d)

WARRANTS

At December 31, 2007, 5,062,030 warrants (1,611,430 in 2006) were outstanding.  Each warrant entitled the owner to subscribe to one share of the Company.  The warrant variations are shown in the following table:

	2007		2006
	Number	Weighted average strike price	Number	Weighted average strike price
Balance, beginning of year	1,611,430	$1.18	-	-
Granted	3,450,600	$0.85	1,611,430	$1.18
Balance, end of year	5,062,030	$0.91	1,611,430	$1.18

The strike price and the maturity are the following:

Strike Price	Number	Maturity
$1.00	461,930	February 17, 2008
$1.25	1,149,500	February 17, 2008
$0.70	400,100	February 10, 2009
$0.95	2,000,500	February 10, 2009
$1.00	1,000,000	April 14, 2009
$1.00	50,000	June 26, 2009
	5,062,030

Cadiscor issued 4,001,000 units pursuant to a private placement dated August 10, 2007. Each unit consists of one common share of Cadiscor and one half of one warrant. Each full warrant entitles the holder to purchase one Cadiscor common share at a price of $0.95 before February 10, 2009.

Pursuant to the private placement dated August 10, 2007, Cadiscor granted the broker, Becher McMahon Capital Market, 50,000 compensation options. Each compensation option entitles the holder to purchase one share of the Company at $1.00 until June 29, 2009. The fair value of each option granted was determined using the Black-Scholes option-pricing model. On the grant date, the weighted average fair value of the options granted was $0.1060 per option.

During the year ended December 31, 2007, the Company granted 400,100 compensation options to Becher McMahon Capital Markets, who acted as the broker for a private placement. Each compensation option entitles the holder to purchase one share of the Company at $0.70 until February 10, 2009. The fair value of each option granted was determined using the Black-Scholes option-pricing model. On the grant date, the weighted average fair value of the options granted was $0.2046 per option.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

6.

CAPITAL STOCK (Cont’d)

The following weighted-average assumptions were used in the calculations:

Risk-free interest rate	2.75%
Weighted average expected life	18 months
Expected volatility	80%
Expected dividend yield	0.0%

An amount of $87,160 was recognized in the share issue costs and credited to contributed surplus ($102,872 in 2006).

7.

STOCK OPTION PLAN

The Company has a stock option plan for its officers, directors, key employees and consultants. A total of 2,759,900 common shares are reserved for issuance under the plan. The maximum number of options that can be granted to any participant may not exceed 10% of the issued and outstanding shares of the capital stock. The strike price of the options granted may not be less than the discounted market price of the shares on the TSX Venture Exchange at the time of the grant. The options granted are valid for a period established by the board of directors, not to exceed ten years from the date the options are granted.

Stock options variations are shown in the following table:

	2007		2006
	Number	Weighted-average strike price	Number	Weighted-average strike price
Balance, beginning of year	2,301,980	$0.93	-	-
Granted	141,000	$1.00	2,301,980	$0.93
Cancelled	(81,000)	$1.00	-	-
Balance, end of year	2,361,980	$0.93	2,301,980	$0.93

Stock options outstanding and exercisable as at December 31, 2007 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average	Number	Average remaining	Weighted-average	Number
strike price		Lifespan (years)	strike price
$0.70	551,980	0.39	$0.70	413,985
$1.00	1,810,000	2.80	$1.00	1,810,000
$0.93	2,361,980		$0.94	2,223,985

During the year ended December 31, 2007, the Company granted 141,000 stock options to management company’s employees, officers and directors (2,301,980 stock options in 2006, including 1,750,000 to officers and directors and 551,980 to consultants).

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

7.

STOCK OPTION PLAN (Cont’d)

The fair value of each option granted was determined using the Black-Scholes option-pricing model. At the date of the grant, the weighted-average fair value of the stock options granted was $0.3039 per option.

The following weighted-average assumptions were used in the calculations:

Risk-free interest rate	3.1%
Weighted average expected life	3 yrs
Expected volatility	58%
Expected dividend yield	0.0%

An amount of $42,844 ($508,239 in 2006) was recognized in earnings and credited to contributed surplus.

8.

RESTATEMENT OF PRIOR YEAR’S RESULTS

A provincial tax rate of 8.11% rather than 9.9% was used to calculate future income taxes for the year ended December 31, 2006. The financial statements for that year and the balance of deficit on January 1st, 2007 were restated to correct the error. The restatement of the financial statements consisted of the following:

Increase in the future income tax benefit

$5,500

Decrease in the net loss

$5,500

(Increase) in the future income tax expense arising from a

related-party transaction charged to the deficit

$(44,600)

(Increase) of deficit on January 1st, 2007

$(39,100)

(Increase) in the future income tax expense included in share issue costs

$(77,000)

(Increase) in the future income tax liability

$(116,100)

(Decrease) in shareholders’ equity

$(116,100)

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

9.

CONTRIBUTED SURPLUS

	2007	2006

Balance, beginning of year	$611,111	$ -
Attributions
- Warrants (note 6)	87,160	$102,872
- Stock options (note 7)	42,844	$508,239
Balance, end of year	$741,115	$611,111

10.

COMMITMENTS AND CONTINGENCIES

MINING PROPERTIES

Cameron Shear

January 15, 2007, Cadiscor issued to Canadian Royalties Inc. 75,000 common shares at a price of $0.78 per share and undertook to spend a total of $1,000,000 on exploration over five years and to pay Canadian Royalties Inc. $10,000 annually for five years to acquire 50% undivided interest of the gold property Cameron Shear.

Flordin

On July 9, 2007, the Company signed a purchase agreement with IAMGOLD-Quebec Management inc. (“IAMGOLD”) to acquire a 100% interest in the Flordin property. In consideration, the Company issued 300,000 common shares to IAMGOLD and granted a 1% NSR royalty on any commercial production from the property. The Company has the right to buy back the 1% NSR royalty at any time for US $1,000,000.

Sleeping Giant Mine

Pursuant to an agreement dated December 11, 2007 with IAMGOLD-Quebec Management inc.(“IAMGOLD”), the Company has the right to acquire a 100% interest in the Sleeping Giant Mine and related surface facilities, including a mill (the “Mine”). As consideration, Cadiscor made a cash payment of $300,000 and issued 600,000 common shares to IAMGOLD. Cadiscor also issued 1,000,000 warrants to IAMGOLD, each warrant entitling IAMGOLD to purchase one common share of Cadiscor at a price of $1.00 until April 14, 2009.

The option grants Cadiscor the right to take possession of the Mine at the end of production from current reserves and in any event not later than April 1, 2009.

The main terms of the option are the following:

1.

On the earlier of (i) April 1, 2009 and (ii) the date of completion of mining and processing of the current reserves of the Mine, Cadiscor will take possession of the Mine by paying IAMGOLD $5,000,000, payable, at Cadiscor’s sole discretion, either in cash or by the issuance of the relevant number of common shares of Cadiscor at a price equivalent to the volume-weighted average price of the previous 20 trading days, less the maximum allowable discount permitted by the TSX Venture Exchange.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

10.

COMMITMENTS AND CONTINGENCIES (Cont’d)

2.

Once Cadiscor has acquired the Mine and milled a total of 300,000 tons of ore from any source at the milling facilities, Cadiscor will pay IAMGOLD $1,000,000, payable at Cadiscor’s sole discretion either in cash or by the issuance of the relevant number of common shares of Cadiscor at a price equivalent to the volume-weighted average price of the previous 20 trading days, less a discount of 5%.

3.

Once it has acquired the Mine, Cadiscor will undertake to grant IAMGOLD the following royalties: (a) a 1% NSR royalty on future gold production from the property, with Cadiscor having the right to buy back such royalty for an amount of $1,000,000 at any time; and (b) a 1.5% NSR royalty on any future base metal production from the property, it being understood that such royalty will only be granted if there exists a measured and indicated resource of more than 5,000,000 tonnes on the property, as established by an independent NI 43-101-compliant report.

SERVICES AGREEMENT

The Company has signed a services agreement, which is expiring June 30, 2008 with BBH Géo-Management Inc. (hereinafter called “BBH”), a related company (Note 12). The agreement provides for BBH to manage the exploration to be carried out by the Company. BBH charges the Company the expenses and costs for services that include the following:

Use of BBH’s offices and equipment (for a monthly fee of $2,000);

Carrying-out of exploration (including an administration fee of 10% of the exploration expenses);

Management, administration, accounting and legal services;

Consulting services, including in the area of geology;

Relations with investors and the regulatory authorities; and

Assistance in securing financing.

The fees to be paid to BBH are equivalent to the compensation that the Company would otherwise pay to an unrelated third party.

ENVIRONMENT

The Company is subject to laws regarding environmental protection. However, the environmental impact of its operations is difficult to assess. To the best knowledge of its officers, the Company is in compliance with the applicable laws and regulations. The Company has not provided for any site rehabilitation allowance.

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of short-term financial instruments approximates their carrying value due to their relatively short term and normal commercial conditions.

12.

RELATED-PARTY TRANSACTIONS

On August 17, 2006 Cadiscor acquired from Strateco Resources Inc., Discovery and Montbray properties for an amount of $3,425,172.  The Company and Strateco Resources Inc. are related by the fact that they have common directors with influence on their respective board.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

12.

RELATED-PARTY TRANSACTIONS (Cont’d)

Future income tax charge of $797,600 from this operation was transferred to the deficit debit.

During the year ended December 31, 2007, consultant and subcontractor fees of $277,000 ($50,000 in 2006) and management fees of $300,000 ($96,000 in 2006) shown in the statement of deferred expenditures were paid to BBH., of which Guy Hébert, a director of the Company, is also an officer and director, and of which Michel Bouchard, President of the Company, is an employee.

General and administrative expenses of $312,000 ($166,000 in 2006) shown in the results and share issue costs of $22,000 ($53,000 in 2006) were paid to the same company.

At December 31, 2007, accounts payable and accrued charges included an amount of $66,000 ($92,000 in 2006) owed to the same company.

13.

INCOME TAXES

The income tax allowance differs from the amount resulting from the application of the combined Canadian statutory income tax rate as follows:

	2007 (12 months)	2006 (9 months)
		restated
Loss before income taxes	$(806,071)	$(776,514)
Combined Canadian statutory income tax rate	31.52%	32.02%

Income tax benefit at the combined Canadian statutory income tax rate	$(254,074)	$(248,640)
Future tax benefit from tax rates change	(32,400)	-
Share issue costs	(34,113)	(8,982)
Stock-based compensation	13,504	162,736
Non-deductible and other expenses	(4,417)	(3,414)

Future income tax benefit	$(311,500)	$(98,300)

The combined Canadian statutory income tax rate of 31.52% consists of a federal tax rate of 19.62% and a provincial rate of 11.90%. (federal tax rate of 22.12% and provincial tax rate of 9.9% in 2006)

The tax effects of temporary differences giving rise to material future income tax assets and liabilities as at December 31, 2007 are as follows:

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

13.

INCOME TAXES (Cont’d)

	2007	2006
		restated
Future income tax asset:

Net operating losses	$350,200	$94,700
Financial expenses	127,600	35,900
Fixed assets	300	-
Total future income tax asset	478,100	130,600

Future income tax liability:

Mining properties and deferred expenditures	$2,558,000	$2,206,800

Future income tax liability	$2,079,900	$2,076,200

At December 31, 2007, the Company had losses other than capital losses and unused share issue costs that could be deferred to later periods and used to reduce future taxable income. These losses and share issue costs expire as follows:

	Federal	Provincial
Losses other than capital losses:

2026	$295,733	$295,733
2027	$815,468	$815,468
Share issue costs:

2008	$108,225	$108,225
2009	$108,225	$108,225
2010	$108,225	$108,225
2011	$80,177	$80,177

14.

COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the financial statements for the year ended December 31, 2007.

15.

SUBSEQUENT EVENTS

On February 29, 2008, Cadiscor announced that it has closed a $3,000,000 private placement with Becher McMahon Capital Markets (‘‘Becher McMahon’’). Becher McMahon arranged the placement of 5,454,545 units (the “Units”) of Cadiscor at a price of $0.55 per Unit. Each Unit consisted of one common share of Cadiscor and half a warrant. Each full warrant entitles the holder to purchase one Cadiscor common share at a price of $0.70 for a period of 24 months following the closing date. The Unit shares and warrants will be subject to a hold period of four months and one day after the closing date.

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

15.

SUBSEQUENT EVENTS (Cont’d)

Cadiscor paid Becher McMahon a cash commission equal to 8% of the gross proceeds of the offering. Becher McMahon also received compensation options equal to 8% of the total number of Units sold pursuant to the Offering. Each compensation option entitles Becher McMahon to purchase one Unit at the issue price for a period of 24 months following the closing date.

16.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada. The effect of applying United States generally accepted accounting principles (“U.S. GAAP”) on net earnings would be as follows:

	2007	2006

Net loss per Canadian GAAP, as reported	$494,571	$678,214

Deferred expenditures (1)	2,232,436	1,221,707
Deferred tax expenses (recovery) (2)	(475,578)	(109,195)

Net loss and comprehensive income for the year, according to U.S. GAAP	$2,251,429	$1,796,226

Net loss per share per Canadian GAAP, as reported	$0.02	$0.03

Effect of adjustments:
Deferred expenditures (1)	$0.08	$0.04
Deferred tax expenses (recovery) (2)	0.02	0.00

Loss per share, according to U.S. GAAP	$0.08	$0.07

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

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

16.

THE EFFECT OF APPLYING UNITED STATES ACCEPTED ACCOUNTING PRINCIPLES (Cont’d)

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

The effect of the application of the above adjustments on the balance sheet of the Company at December 31, 2007 would be to decrease deferred expenditures by $3,454,143 ($1,221,707 to $0 in 2006), decrease long-term liability by $66,383 (increase by $277,805 in 2006) and decrease shareholders’ equity by $3,387,760 ($1,499,512 in 2006).

The effect on cash flows would be to decrease cash flows from operating activities by $3,630,435 ($879,563 in 2006) and decrease cash flows used in investing activities by $3,630,435 ($879,563 in 2006).