Form 10QSB
period 2008-03-31
CADISCOR RESOURCES INC.
filed 2008-05-14
CIK 1375213

10QSB 1 form10qsb.htm FORM 10-QSB FOR QUARTER ENDED MARCH 31, 2008

OMB APPROVAL

OMB Number: 3235-0416

Expires: April 30, 2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date on May 9, 2008:

39,029,545 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]         No [ X ]

_____________________________________________________________________________________________

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending March 31, 2008 for the following reasons:

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

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of March 31, 2008 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company  issued new securities during the period pursuant to a private placement.

d) As of March 31. 2008, an amount of $230,079 remains to be spent on exploration before December 31, 2008, from the flow-through proceeds in the amount of $1M obtained from the sale of flow-through common shares in a financing of October 30, 2007 as fully described in Form 10-KSB for the period ended December 31, 2007.

e)

During the reporting period, the Company spent a total of $476,281 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders in Quebec and in Canada.

Private offerings

The Company concluded a private offering in Canada during the reporting period and obtained a financing in the amount of $3M to pursue exploration works on the Sleeping Giant Mine, Discovery, Florence and Cameron Shear properties and for working capital purposes.

The Company sold 5,454,545 Units at the price of $0.55 per Unit. Each Unit consisted of one common Share and one-half common share purchase warrant. Each whole warrant entitles its holder to purchase one common share at an exercise price of $0.70 per share at any time on or before March 1, 2010.

This private placement was completed through the services of a broker, Becher McMahon Capital Markets Inc., who received $240,000 in cash and 436,363 compensation options. Each compensation option entitles the broker to purchase one unit at the price of $0.55 per unit at the same condition than for the subscribers. Only one qualified investor subscribed in this placement, CMP Gold Trust, managed by Goodman & Company, having its head office in Ontario, Canada. This placement gives this well-known Canadian mining investor a 14% interest in the Company.

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

The Company was at the time of this private placement under the jurisdiction of the Autorité des marches financiers (Quebec Securities Commission). The Company was exempted to file a prospectus for the private placement according to the rules and regulations of the Quebec’s Law on moveable securities and Quebec’s Rules and regulations on moveable securities and obtained the authorization from the TSX Venture Exchange.

Public offering in Canada

The Company did not conduct any public offering in Quebec, Canada during the reporting period.

Exploration works and use of proceeds on Exploration

The mission of the Company is to discover and develop gold deposits in Quebec.

During the period, drilling was carried out on the Discovery, Sleeping Giant Mine and Flordin properties, and geochemical survey interpretation work was performed on the Cameron Shear property.

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

During the first quarter of 2008, the Company was particularly active at the Sleeping Giant Mine property. Three underground drill rigs are testing the continuity of the gold zones in the 400 meters immediately below the deepest mining level (-975 meters).

Significant results have already been obtained, confirming the presence of the gold zones down to 445 meters below the current mine workings, with grades similar to the grades of the mine. Drilling will continue until the end of  the second quarter 2008. The results will then be studied to evaluate the feasibility of deepening the mine shaft once mining by IAMGOLD Quebec-Management Inc., a wholly owned subsidiary of IAMGOLD CORPORATION of the current reserves ends, scheduled for the last quarter of 2008.

The Company is also in the process of reassessing the current mine’s historical production, development and exploration data to identify resources in the vicinity of the existing underground infrastructure in the context of a higher gold price. This reassessment should be completed by the end of the second quarter 2008. The Company will then evaluate the economic potential of resources located close to the existing mine infrastructure.

Underground drilling by the Company continues at the Sleeping Giant Mine to determine the presence and quality of the extensions of the current mine, after which the economic potential will be assessed. Delivery of the Discovery project opportunity study should be expected in the second quarter.

In April, a few days subsequent to the end of the quarter, new drill results on Discovery and Flordin were obtained following the completion of January drilling.  On Discovery, Hole B-08-160A intersected 21.85 g/t Au over 1.0 meter at a depth of about 800 meters below surface. This typical Discovery-type mineralization confirms the extension of the East Zone at depth. Based on these results, the Company has asked InnovExplo Inc. of Val-d’Or to update the May 2007 Canadian National Instrument 43-101 resource estimate for the Discovery gold deposit.  The updated estimate will also include the 1200E Sector, for which resources have not yet been calculated, as well as the new drill results from the East Zone.

Use of proceeds

Since its incorporation the Company used the approximate net proceeds obtained from financings for exploration expenditures as follows:

Years and period	Approximate net proceeds from financings	Exploration expenditures during the exercises or period	Cash and cash equivalents end of years or period
2006	$5,9M	$1,221,707	$4,1M
2007	$3,4M	$3,667,436	$2,8M
First quarter 2008	$2,7M	$843,651	$4,5M
Total	$12M	$5,732,794

At the beginning of the period as of January 1, 2008, approximate net proceeds in the amount of $2,8M remained available for exploration expenses and working capital. During the reporting period, a new financing brought an additional amount of net proceeds of $2,7M for a total approximate amount of net proceeds of $5,5M.

For the period between January 1, 2008 and March 31, 2008, the Company conducted exploration works for a total amount of $843,651. The Company is primarily active on the Discovery, Sleeping Giant, Flordin and Cameron Shear properties.

On the Discovery property, drilling tested the extensions of the gold zones at depth. The work costs total up $282,332 of the issuer’s net offering proceeds during the period, representing 5% of the issuer’s net offering proceeds. A summary of exploration works conducted during this reporting period on the Discovery Property can be consulted in the preceding paragraphs.

At the Sleeping Giant Mine, three drills continued to drill underground in the extensions at depth of the gold zones currently in production. The drilling cost was $364,465 of the issuer’s net offering proceeds during the period, representing 7% of the issuer’s net offering proceeds. This drilling will also continue in the second quarter.

Four holes were drilled on the Flordin property to test the extensions of the known gold zones at depths of greater than 200 metres for expenses of $181,673 and data interpretation work was carried out on the Cameron Shear property and it costs a total of $13,547 representing respectively less than 5% of the issuer’s net offering proceeds.

Director’s fees

With the exception of the President and Director Mr. Bouchard and the Chairman of the Board and Director Mr. Guy Hebert, the Company paid to Company’s directors, for their presence to the Directors’ meetings fixed fees in the total amount of $4,300 for the period from January 1, 2008 to March 31, 2008.

Item 3. Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4. Submission of Matters to a Vote of Security Holders

There has been no matter submitted to the shareholders during the reporting period. The Annual Meeting of shareholders will be held on June 18, 2008 at 11:00 a.m., at the Sheraton Centre Montreal, Room 1, 1201 René-Lévesque West, Montreal, Quebec, H3B 2L7, Canada for the election of directors and appointment of Auditors.

Item 5. Other information

None

Item 6. Exhibits

a) Exhibits

22.

CE  Notice of Annual Meeting and Management Information Circular dated May 12, 2008;

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications;

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

During the reporting period, the Company did not file a form 8K.

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADISCOR RESOURCES INC.

Registrant

Date: May 12, 2008

/s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer