Form 10-K/A
period 2007-12-31
CADISCOR RESOURCES INC.
filed 2008-07-08
CIK 1375213

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

Commission file number: 0-52252

CADISCOR RESOURCES INC.

(Name of small business issuer in its charter)

Quebec, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1255 Gay-Lussac, Boucherville, Quebec	J4B 7K1
(Address of principal executive offices)	(Zip Code)

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

Properties

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

$24.92

TOTAL COST:

$50.56

Cost per tonne for Shrinkage mining with shaft access at 1000 tonnes* per day

Cash Cost:

$41.78

Capital Cost:

$24.67

TOTAL COST:

$66.45

*Daily rate used was the most representative one presented in Infomine and 800 tpd for Shrinkage mining was not available

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

Based on these results, Cadiscor will undertake a Scoping Study (Preliminary Economic Study) of the Discovery gold deposit.  Using the new 43-101 resource estimate, the study will evaluate the economical potential of the Discovery gold deposit and propose an underground exploration program for further assessment of the geological and grade continuities of the deposit. It will also cover an underground bulk sampling program and additional underground drilling at depth.

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

Hole B-07-152 was drilled to test the extension at depth of Hole B-07-150-A, which intersected 14.1 g/t Au over 2.97 metres.

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

Sampling techniques did not vary much through the three stages of activity on the Discovery Project. Assay samples have been collected in half core to provide sample of variable lengths depending on geology but no longer than 1.5 m. Early samples were collected by mechanically splitting core in half. From 1996 onward, assay samples from presumed mineralized sections were collected by sawing core in half. The remaining half was put back in core boxes for witness. The core is in good condition and there is no evidence of misplaced pieces. Sample tags are generally still readable.

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

On July 9, 2007, the Company had acquired the Flordin property, which hosts the Flordin deposit, immediately east of the Cameron Shear property. In 1988, Cambior, the Company’s predecessor on the property, prior to established standards of National Instrument 43-101, disclosed the Flordin deposit to contain 815,000 tonnes grading 5.1 g/t Au.  In 1989, a ramp was excavated and underground exploration work and bulk sampling were carried out that confirmed the presence of gold-bearing zones.  Work was suspended due to the low gold price at the time (U.S. $390 per ounce).  This historical estimated data constitutes the most recent resource estimate reported on the property.  At the end of 2007, the Company began drilling four holes to confirm the previous results and to test the extensions of the deposit at depth.

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

(b)

Offerings in Quebec and in Canada

(c)

Private offerings in Quebec, Canada

Date of private placement	Private placement	Value	Number of shares/units (U)	Number of warrants/units (U)	Brokers’ fees	Broker’s units (U) / warrants (W)
2007-01-10 (1)	Canadian Royalties	$58,500	75,000	0	0	0
2007-07-09 (2)	Iamgold Quebec-Management Inc.	$210.000	300,000	0	0	0
2007 -08-10 (3)	Financing	$2,800,700	2,800,700	1,400,350	$224,056	400,100 U
2007-10-30 (4)	Flow-through Financing	$1,000,000	1,000,000	0	$80,000	50,000 W
2007 -12-11(5)	Iamgold Quebec-Management Inc	$420,000	600,000	1,000,000
2008-02-29(6)	Financing	$3,000,000	5,454,545 U	2,727,272 U	$240,000	436,363 U

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities & Exchange Commission that permit the company to provide only management’s report in this annual report.

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

See section on Item 12 Certain Relationships and Related Transactions (a) Related party transaction for expenses incurred by the Company with BBH Géo-Management Inc. during the year ended December 31, 2007.

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

The Company has no stock appreciation rights (SAR) plan. During the financial year ended December 31, 2007, the Company did not grant any additional stock options to its executive officers under the terms of the stock option plan, as described in the following table:

Name	Securities under option	Percentage of total options granted to key employees and consultants in the financial year	Exercise price	Market value of the securities under option on the eve of the award	Expiry
Michel Bouchard	-	-	NIL	NIL	-
Vincent Jourdain	-	-	NIL	NIL	-

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

Dated: June 26, 2008

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

June 26, 2008

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

_________________________________

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
INCOME
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

CADISCOR RESOURCES INC., an exploration stage company

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

	2007 (12 months)	2006 (9 months)
		restated
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
Net loss	$(494,571)	$(678,214)
Non-cash items
Gain on sale of a mining duty	-	(20,000)
Stock-based compensation	42,844	508,239
Future income tax benefit	(311,500)	(98,300)
Changes in non-cash working capital items:
Accounts receivable	20,000	-
Sales taxes recoverable	19,874	(186,065)
Prepaid expenses	(3,052)	(20,933)
Accounts payable and accrued charges	(43,546)	139,937
	(769,951)	(355,336)
CASH FLOW USED IN INVESTING ACTIVITIES:
Acquisition of fixed assets	(26,567)	-
Acquisition of mining properties	(323,333)	(500,000)
Increase in deferred expenditures	(3,630,435)	(879,563)
	(3,980,335)	(1,379,563)
CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
Common share issuance	3,800,700	6,599,000
Common share issue costs	(400,885)	(686,908)
	3,399,815	5,912,092
Net increase (decrease) in cash and cash equivalents	(1,350,471)	4,177,193
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$4,177,193	$-

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,826,722	$4,177,193

Additional information related to cash flows
Non-cash items related to operating, financing and investing activities:	$-	$-
Cost of future income taxes credited to common share issue costs	$315,200	$1,376,900
Acquisition of mining properties in exchange for common shares	$778,500	$4,200,172
Deferred expenditures financed through increases in accounts payable	$378,239	$342,144
Common share issue costs paid for through the issuance of warrants	$87,160	$102,872
Depreciation on fixed assets included in deferred expenditures	$906	$-

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

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

7.

STOCK OPTION PLAN (Cont’d)

Stock options variations are shown in the following table:

	2007		2006
	Number	Weighted-average strike price	Number	Weighted-average strike price
Balance, beginning of year	2,301,980	$0.93	-	-
Granted	141,000	$1.00	2,301,980	$0.93
Cancelled	(81,000)	$1.00	-	-
Balance, end of year	2,361,980	$0.93	2,301,980	$0.93

Stock options outstanding and exercisable as at December 31, 2007 are shown in the following table:

Options outstanding			Options exercisable
Weighted-average strike price	Number	Average remaining Lifespan (years)	Weighted-average strike price	Number
$0.70	551,980	0.39	$0.70	413,985
$1.00	1,810,000	2.80	$1.00	1,810,000
$0.93	2,361,980		$0.94	2,223,985

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

8.

RESTATMENT OF PRIOR YEAR’S RESULTS

A provincial tax rate of 8.11% rather than 9.9% was used to calculate future income taxes for the year ended December 31, 2006.  The financial statements for that year and the balance of the deficit on January 1, 2007 were restated to correct the error.  The restatement of the financial statements consisted of the following:

CADISCOR RESOURCES INC., an exploration stage company

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

(in Canadian dollars)

8.

RESTATMENT OF PRIOR YEAR’S RESULTS (Cont’d)

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