Form 10-Q
period 2008-06-30
CADISCOR RESOURCES INC.
filed 2008-08-13
CIK 1375213

OMB APPROVAL SEC 1296 (02-08). OMB Number: 3235-0070   Expires: August 31, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

|__|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________ Commission File Number: 0-52252
CADISCOR RESOURCES INC.
Quebec, Canada N/A
(State or other jurisdiction of incorporation) (IRS Employer Identification No.) or organization

1570, Ampère Street, Suite 502, Boucherville, Québec, Canada J4B 7L4
(450) 449-0066
(Address and telephone number of registrant’s principal executive offices and principal place of business)
1225, Gay-Lussac Street, Boucherville, Quebec, Canada J4B 7K1
(Former name, former address and former fiscal year, if changed since last report):

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(Yes)[ X ]                                                                           (No) [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ] No  [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date on August 11, 2008:

39,029,545 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]         No [ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending June 30, 2008 for the following reasons:

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

Item 4 Controls and Procedures

A. Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and President and the person, performing functions for the Company equivalent to a Chief Financial Officer have conducted an evaluation regarding the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) or 240.15d-15(e) of the Securities and Exchange Act of 1934 as amended) as of the end of the period covered by the report, based on the evaluation of these controls and procedures required by paragraph (b) of §240.13a-15 or §240.15d-15, the Chief Executive Officer and the person performing functions equivalent to a Chief Financial Officer concluded that the disclosure controls and procedures are effective.

B. Changes in internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and President and the person performing functions for the Company equivalent to a Chief Financial Officer, did not identify any change in the small business issuer’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of §240.13a-15 or 240.15d-15 of this chapter that occurred during the small business issuer’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of June 30, 2008 there is no legal proceeding to report.

Item 1A- Risk factors

For the period between April 1, 2008 and June 30, 2008, the Company does not have any material change to report from risk factors as previously disclosed in the Company’s Form 10-KSB for the exercise ended December 31, 2007.

Item 2. Changes in Securities and Use of Proceeds

a) The instruments defining the rights of the holders of common shares have not been modified during the period.

b) The rights evidenced by the common shares have not been limited or modified during the period.

c) The Company didn’t issue new securities during the period pursuant to a public or private placement.

d) As of June 30, 2008, the Company spent on exploration expenses an amount of $1M, from the flow-through proceeds obtained from the sale of flow-through common shares in a financing of October 30, 2007 as fully described in Form 10-KSB for the period ended December 31, 2007, as required to do so before December 31, 2008.

e) During the reporting period, the Company spent a total of $230,079 of flow-through proceeds on its properties and projects.

The term “flow-through share” is used in Quebec, Canada to define common shares of the issuer giving privileges of tax rebates to its registered holders in Quebec and in Canada.

Grant of stock options to directors, employees and consultants.

During the reporting period, the Board of directors has granted pursuant to the stock option plan a total of 1,455,000 stock options of which 1,155,000 stock options to directors, officers of the Company and several employees and consultants at the exercise price of $0,435 per share and 300,000 stock options to an Investor Relations Firm at the exercise price of $0.415 per share. The exercise price for the stock options is fixed according to the price of one share on the last day of trading on the TSX Venture Exchange prior to the date of the grant as provided for in the Stock option plan.

The stock options granted to directors and officers were allocated as follows:

Mr. Michel Bouchard, President and Chief Executive officer, received 500,000 stock options, the Directors, members of the Audit committee, Mr. Richard Jacques, Mrs. Guylaine Daigle and Mr. René Branchaud each received 60,000 stock options. Mr. Jean-Pierre Lachance, Mr. Jean-Charles Potvin and Mr. Guy Hébert, Directors, each received 50,000 stock options. Mr. Vincent Jourdain, Exploration Vice-President was granted 150,000 stock options.

Exploration works and use of proceeds on Exploration

The mission of the Company is to discover and develop gold deposits in Quebec, Canada

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

During the second quarter of 2008, Cadiscor Resources Inc. “Cadiscor” obtained the final drill results for the East and 1200E Sector zones of the Discovery property. The drill results confirmed that the gold zones remained open at depth and along strike.

Discovery Property, East Zone

Hole B-08-160A was drilled in January 2008 to test the depth extension of the East Zone, 200 meters below Hole B-06-123, which intersected 13.11 g/t Au over 5.4 meters at a depth of 600 meters.

Hole B-08-160A intersected 21.85 g/t Au over 1.0 meter at a depth of about 800 meters below surface. This typical Discovery-type mineralization confirms the extension at depth of the East Zone.

Discovery Property, 1200E Sector

Based on the results of the 2007-08 drilling program on the 1200E Sector, Cadiscor has asked InnovExplo Inc. of Val-d’Or to update the May 2007 NI 43-101 resource estimate for the Discovery gold deposit. The updated estimate will include the 1200E Sector, for which resources have not yet been calculated, as well as the new drill results from the East Zone.

 The following table presents some of the 2007 drill results for the 1200E Sector.

Discovery Property 1200E Sector
Hole #	Core length (m)	Au (g/t)
B-07-150A	2.97	14.10
B-07-152	6.90	5.15
B-07-154B	0.50	9.18
B-07-157	2.00	7.71

DISCOVERY GOLD PROJECT ESTIMATED RESOURCES- JUNE 2008.

	Tons	Grade	Ounces
	(Metric)	(G/t Au)	Contained

Total: Measured and Indicated	1,282,082	5.75	237,074
Total: Inferred	1,545,500	5.93	294,473

The same following technical parameters were used in estimating the resources:

- A cut-off grade of 3 g/t Au and a minimum horizontal width of 1.6 metres.

- High gold values were capped to 35g/t.

The average density used is 2.82-tons/cubic meter.

With these results in hand, independent consultants InnovExplo Inc. updated the Discovery 43-101 resource estimate, which was then released on June 17th. The new estimate shows measured and indicated resources of 1,282,082 tonnes grading 5.75 g/t, for a total of 237,074 ounces of gold. This is 15% higher than the previous 43-101 resource estimate dated May 2007, which showed 1,163,186 tonnes at 5.53 g/t or 206,624 ounces of gold.  The updated inferred resource is 1,545,500 tonnes grading 5.93 g/t for 294,473 ounces of gold, up 56% from the May 2007, 43-101 estimate (966,864 tonnes grading 6.06 g/t for 188,510 ounces of gold).

The added resources are located at depth in the East Zone and in the 1200 E Sector, where no resources were yet defined. The estimate conforms to Standards of Disclosure for Mineral Projects. It includes previous drilling results used in the May 2007 NI-43-101 Report on the Discovery gold deposit and new analytical results from the drilling campaign carried on the property between May 2007 and February 2008.  This program consisted of widely spaced holes aiming to identify extensions or new resources on the project. The gold zones remain open.

The NI-43-101 June 12, Report on the Discovery property was realized by Mr. Carl Pelletier, B.Sc., P. Geo. from InnovExplo: a Consulting Firm in Mines and Exploration based in Val-d'Or (Quebec). Mr. Pelletier is a qualified and independent Person as defined under Regulation 43-101. The same person supervised the drilling campaign. A strict QA/QC program is followed which includes mineralized standards, blank and field duplicate. Sampled core was sawed in half with one half sent to a commercial laboratory and the other half retained for future reference. Analyses were performed by ALS-Chemex - Chimitec of Val-d'Or (Qc).

The Company should receive during the third quarter of 2008 a Scoping Study on the Discovery property that will establish the financial parameters of an underground exploration campaign aimed at upgrading by drilling and sampling the resources categories in order to confirm the quality and continuity of the gold zones.

Flordin Property

Cadiscor drilled its first four holes totalling 1,500 meters to test the Flordin deposit extensions between December 2007 and February 2008.

The Flordin deposit contains historical mineral resources of 815,000 tonnes at a grade of 5.1 g/t Au. A qualified person has not done sufficient work to classify this historical estimate as current mineral resources under the Canadian NI 43-101. Cadiscor does not rely on this historical estimate. In 1988, a 203-meter ramp was excavated down to a depth of 50 meters to access the gold zones and extract a 4,053 t bulk sample grading 4.71 g/t Au. The deposit consists of four principal mineralized zones (B, D, E and S1/S2).  To date, one drill hole has tested the extension of the zones at depths of greater than 200 meters.

Cadiscor's drill results are shown below. Zone B was intersected in each of the four holes at its projected position in space, which indicates continuity to a depth of about 470 meters below surface.

Flordin Property
Hole #	Core length (m)	Au (g/t)	Zone
FD07-01A	2.05	4.18	Zone E
FD07-01A	0.52	2.73	Zone B
FD07-01A	0.85	10.05	Zone S1/S2
FD07-02	3.00	2.52	Zone E
FD07-02	0.75	6.69	Zone D
FD07-02	1.15	14.51	Zone B
FD08-03	1.30	4.64	Zone B
FD08-04	1.00	2.91	Zone B
FD08-04	0.75	3.41	Zone S1/S2

The four holes intersected several mineralized zones, confirming the lateral and depth extensions and the exploration potential of the property. The Flordin deposit remains open laterally and to a depth of 470 meters.

The true width of the mineralized intervals has not yet been determined. Sampled core was sawed in half, with one half sent to ALS-Chemex-Chimitec of Val-d’Or (Quebec) and the other half kept for future reference. A strict QA/QC program is followed that includes mineralized standards, blanks and field duplicates.

Mr.Vincent Jourdain, P. Eng., Ph. D., is the qualified person as defined by National Instrument 43-101. He has over 20 years of experience in mining exploration.

Four holes drilled on the Flordin property intersected a number of mineralized zones, confirming lateral and depth extensions as well as the property’s exploration potential. The best result was 14.5 g/t over 1.15 metres. The Flordin deposit remains open along strike and at a depth of 470 metres.

Sleeping Giant Mine

Underground drilling by the Company continued with three drills at the Sleeping Giant Mine still being owned by IAMGOLD-QUEBEC MANAGEMENT INC. (IAMGOLD). An independent consulting engineering firm Genivar hired by the Company, continues its reserve and resource assessment work and evaluation of the production facilities on the Sleeping Giant Mine property. Underground drilling by the Company at the Sleeping Giant Mine will end in early August 2008.  The mine assets will likely be transferred by IAMGOLD to the Company in early October 2008.

Outlook

At  the end of the quarter, the Company moved its head office to a new location, at 1570 rue Ampère, Suite 502, Boucherville, Québec J4B 7L4 and took over the management of its operations and of the employment of the majority of its employees.

Use of proceeds

Since its incorporation the Company used the approximate net proceeds obtained from financings for exploration expenditures as follows:

Years and period	Approximate net proceeds from financings	Exploration expenditures during the exercises or period	Cash and cash equivalents end of years or period
2006	$5,9M	$1,221,707	$4,1M
2007	$3,4M	$3,667,436	$2,8M
First quarter 2008	$2,7M	$843,651	$4,5M
Second quarter 2008	$0	$1,024,126	$4.7M
Total	$12M	$6,756,920

For the first six months of 2008, the Company has incurred cumulative exploration expenses of $1,867,777 compared to $2,097,773 for the corresponding period at June 30, 2007.

During the second quarter ended June 30, 2008, the Company incurred a total of $1,024,126 in exploration expenses on its most active projects, Sleeping Giant Mine, Flordin and Cameron Shear.

For the period between April 1 and June 30 2008, at the Sleeping Giant Mine, the Company incurred exploration expenses in the amount of $799,489 or 7% of the net issuer’s proceeds.

During the second quarter, the Company spent $80,753 in exploration expenses on Flordin property, a total of $54,953 on the Cameron Shear property and an amount of $783 on the Montbray property.  Each of these exploration works represents less than 5 % of the net issuer’s proceeds.

Director’s fees

With the exception of the President and Director Mr. Bouchard and the Chairman of the Board and Director Mr. Guy Hebert, the Company paid to Company’s directors, for their presence to the Directors’ meetings fixed fees in the total amount of $2,100 for the period from April 1, 2008 to June 30, 2008.

Item 3- Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4- Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders was held on June 18, 2008 at 11:00 a.m., at the Sheraton Centre Montreal, Room 1, 1201 René-Lévesque West, Montreal, Quebec, H3B 2L7, Canada for the election of Directors and appointment of Auditors.

The Management Information Circular with proxy solicitations was sent to shareholders as of May 16, 2008 and have been produced as Exhibit 22 with the Form 10-QSB for the period ending March 31, 2008.

Security holders could cast one vote per common share held. Shareholders voted 9,944,779 common shares on a total of 39,029,545 common shares issued and outstanding representing 25.48 % of the shares held.

The votes for each proposal can be detailed as follows:

Proposals	Number of shares voted for	Number of shares voted against	Number of shares voted in abstention
Election of Directors	9,931,157	0	13,622
Appointment of Auditors and mandate to the Board of Directors to fix Auditors remuneration	9,943,067	0	1,712

Mr. Michel Bouchard, Mr. Guy Hébert, Mr. Jean-Pierre Lachance, Mr. Richard  Jacques, Mr. Jean-Charles Potvin, Mr. René Branchaud, Mrs Guylaine Daigle were re-elected directors at the Annual Meeting of shareholders. Their mandate will be in force until the next Annual Meeting of shareholders or the date of their resignation or replacement.

The shareholders appointed Petrie Raymond LLP, Chartered Accountants as Auditors of the Company for the fiscal year ending December 31, 2008. The shareholders mandated the Board of Directors to fix the Auditors’s remuneration until next Annual Meeting.

Item 5. Other information

None

Item 6. Exhibits

a) Exhibits

31.  CE Rule 13a-14 (a)/15d-14(a) Certifications;

32. CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

Shortly after the reporting period, on July 7, 2008 the Company filed a Form 8K -Item 5.03 to report the new address of its head office as mentioned on the front page of this Form 10 Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADISCOR RESOURCES INC.

_______________________________

The Registrant

Date: August 11, 2008

s/ Michel Bouchard

__________________________

Name: Michel Bouchard

Title:  President and Chief Executive Officer

Date: August 11, 2008

s/ Pauline Comtois

__________________

Pauline Comtois, CGA

Person performing functions equivalent to a Chief Financial Officer