Form 10-Q
period 2008-09-30
CADISCOR RESOURCES INC.
filed 2008-11-13
CIK 1375213

OMB APPROVAL SEC 1296 (02-08)  OMB Number: 3235-0070 Expires: November 30, 2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date on November 10, 2008:

43,315,260 Common shares

(Check one):

Transitional Small Business Disclosure Format:

 Yes [   ]         No [ X ]

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

Pursuant to Regulation 13A Reports of issuers of securities registered pursuant to section 12, Reg. §240.13a-13 ( c ) (2) (i) (ii), the Company does not need to file Part 1 Financial Information for the period ending September 30, 2008 for the following reasons:

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

Item 4T

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

The Company’s management, including the Chief Executive Officer and President and the person performing functions for the Company equivalent to a Chief Financial Officer, did identify a change in the smaller reporting company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of 240.13a-15 or 240.15d-15 of this chapter that occurred during the smaller reporting company’s third fiscal quarter that was reasonably likely to materially affect positively the smaller reporting company’s internal control over financial reporting.

On July 1, 2008, the Company hired employees that were previously employed by BBH Géo-Management Inc. pursuant to a Services Contract between the Company and BBH. The same internal financial reporting tasks are now in the hands of fewer employees who work only for the Company and who can inform the Company’s management of any problems concerning financial reporting, maintenance of records, recording of transactions, receipts and expenditures made with authorizations of the Company’s management, on a daily basis if needed. The Company’s management, including the Chief Executive Officer and President and the person performing functions for the Company equivalent to a Chief Financial Officer evaluated during this third quarter these new internal controls over financial reporting and concluded that they provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

PART II-OTHER INFORMATION

Item 1- Legal proceedings

As of September 30, 2008 there is no legal proceeding to report.

Item 2. Changes in Securities and Use of Proceeds

a) During the period between July 1, 2008 and September 30, 2008, the Company did not sell or issue any securities, stock options or warrants.

b) Exploration works and use of proceeds on Exploration

PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly report contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risks and uncertainties" on pages 30 to 32 of Form 10KSB /A for the fiscal year ended December 31, 2007, that may cause our or our Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The third quarter was eventful for the Company.  With stock markets tumbling during the quarter, the Company renegotiated the terms of the agreement for the acquisition of the Sleeping Giant Mine (the “Mine’’). For the original terms of the Option Agreement please refer to Form 10KSB for the fiscal year ended December 31, 2007, Item 2 Properties Sleeping Giant Mine, pages 19 to 21. The new terms of the acquisition were agreed upon on October 31, 2008.  In the previous agreement, the Company was to pay IAMGOLD QUEBEC-MANAGEMENT INC., a wholly owned subsidiary of IAMGOLD CORPORATION (“IAMGOLD”) an amount of CA$5,000,000 either in cash or in common shares, at the Company’s sole discretion. The amended agreement calls for the Company to issue to IAMGOLD CA$1.5 million in common shares priced at CAN $0.35 per share. The CA$3.5 million balance was paid by the issuance of an unsecured convertible debenture bearing interest at 5%. Interest will be paid annually, in advance. The three-year debenture is convertible by IAMGOLD into Company shares at a conversion price of CA$0.47 per share the first year, CA$0.51 per share the second year and CA $0.56 per share the third year.

The Sleeping Giant Mine entered into production in 1988. The Mine has since been deepened twice to follow the gold zones.  The Sleeping Giant Mine is located approximately 80 km north of Amos, Quebec, in the Abitibi region.

GENIVAR LP (“GENIVAR”) is an engineering consulting firm based in Montreal, Quebec. GENIVAR’s office in Val-d’Or, Quebec was mandated by the Company to validate the geological interpretation of known mineralized zones at the Mine accessible by the underground workings, as well as the mineralized zones defined by the Company’s drilling below the 975 level. GENIVAR also validated the Company’s resource calculation. Detailed administration, mining and development costs were made available to GENIVAR. Mining and development costs used to evaluate each planned stope were determined with real cost data from the Mine and mill. Historical mining recoveries, dilution factors and metallurgical recoveries were factored in, and a gold price of CAN $850 per ounce was used.

Genivar prepared and completed during the quarter a Canadian National Instrument 43-101 technical report (NI43-101 Report) based on analysis of existing data and new underground exploration drilling at the Sleeping Giant Mine. The entire NI 43-101 Report shall be available on SEDAR at www.sedar.com. in a few weeks.

The report was authored by Tyson Birkett, Eng. Ph.D., of GENIVAR. Mr. Birkett is a qualified and independent person as defined under NI 43-101. The assay determinations were carried by the Sleeping Giant Mine laboratory. A program of QA/QC is in place at the lab and includes blanks, standards and re-analysis by outside independent laboratories.

The following definitions related to the use of the word “Proven (Measured) Reserves” and `”Probable (Indicated) Reserves” and may be necessary to understand the summary of results of this NI43-101 Report.

Reserve	That part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination.

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results or detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

In its NI43-101 Report, GENIVAR has concluded that when the Company takes possession of the Mine, Measured and Indicated resources will total 489,800 tonnes at a grade of 9.7 g/t Au for a total of 152,750 ounces of gold.

Within this geological resource, engineering studies have identified mineral reserves of 235,300 tonnes at a grade of 9.3 g/t, for a total of 70,350 ounces accessible from the existing workings.  GENIVAR states that the identified reserves could generate a net operating profit of CAN $16 million at a gold price of CA$850 per ounce. These reserves represent 16 months of future production at an annual production rate of 180,000 tonnes or 52,000 ounces of gold per year. If fully converted to Reserves, Resources would represent 17 additional months of production, for a total of 33 months of potential production.  GENIVAR recommends starting development work immediately upon taking possession of the Sleeping Giant Mine in order to mine the Identified Reserves and continue drilling to upgrade the current Resources to Reserves.  GENIVAR has supplied a development schedule that provides for the mill to restart after three months of development and gradually ramp up to a final rate of 15,000 tonnes per month.

GENIVAR has concluded that when the Company takes possession, gold resources at the Sleeping Giant Mine will be:

RESOURCES*
Measured:	177,900 tonnes at 8.7 g/t
Indicated:	311,900 tonnes at 10.3 g/t

TOTAL: 489,800 tonnes at 9.7 g/t for 152,750 ounces

* tonnages and grades are rounded to reflect precision of calculations

Mineral Resources which are not Mineral Reserves do not have demonstrated economic viability.

Within this geological resource, engineering studies have identified Mineral Reserves accessible from current workings of:

RESERVES*
Proven:	135,300 tonnes	at 9.3 g/t
Probable:	100,000 tonnes	at 9.4 g/t

TOTAL: 235,300 tonnes at 9.3 g/t for 70,350 ounces

* tonnages and grades are rounded to reflect precision of calculations

DISCOVERY PROJECT

On September 30, 2008, the Company deposited on SEDAR at www.sedar.com, a Scoping Study prepared by InnovExplo Inc. on the Discovery gold project. The mineral resource estimate, scoping study and technical report compliant with 43-101 Regulations were prepared by Carl Pelletier, B.Sc., P.Geo., of InnovExplo, a exploration and mining consulting firm based in Val-d’Or. Mr. Pelletier is a qualified and independent person as defined by 43-101 Regulations (NI 43-101 Report).

This NI43-101 report concludes that the project could generate a positive cash flow under certain assumptions. The total income to be generated by the Discovery project before taxes is CA$17.2 millions, with a net present value (NPV) of CA$11.5 millions at a discount rate of 5% and an internal rate of return (IRR) of 27%. InnovExplo considers that an IRR of 27% would be sufficient to move forward with the project, considering that only a small portion of the resource was used in the study, and that resources were established using cut-off grades that reflected a gold price of US$650/oz. While Phase I would have a negative IRR, Phase II, the development and pre-production phase would generate an IRR of 100%.

The study recommends a first phase of work consisting of an underground exploration program, including extraction of a 36,000-tonne bulk sample and an underground drilling program to add new Resources and upgrade the existing resources.  A second, pre-production phase would then be undertaken to develop the underground infrastructure required to mine the deposit, followed by production from the currently-known resources, without taking into consideration the resources added and/or upgraded during Phase I underground exploration.  Only 37% of the Measured and Indicated resources and 9% of the Inferred resources were used in the study. Successful upgrading of the mineral resources to mineral reserves by definition drilling and a prefeasibility study would imply a total mine life of seven years if all mineral resources were to be converted in mineral reserves, for an annual production of 44,000 ounces of gold at a mill throughput of 245,000 tonnes per year.

Mineral Resources which are not Mineral Reserves do not have demonstrated economic viability.

This Scoping Study is preliminary in nature and it includes inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves. Therefore, there is no certainty that the preliminary assessment will be realized.

Outlook

On October 6, 2008, the Company appointed Mr. Paul Bonneville, P. Eng/ as Vice President Mining.

Mr. Bonneville’s responsibilities will be to develop the company’s mining projects, such as the upcoming development of the Sleeping Giant Mine to put it back into production in 2009. Mr. Bonneville will also oversee the development of the Discovery property.

A mining engineer, Mr. Bonneville worked as Project Manager and Overseas Operations Manager for mining contractor Ross-Finlay Inc. from 1986 to 2004. During that time, he worked on the design and supervision of various construction sites and underground development projects. From 2004 to 2006, he was Manager of Technical Services for Dumas Contracting Ltd., where he was responsible for the development-stage of Agnico-Eagle’s Lapa and Goldex projects and Aurizon Mines’ Casa Berardi project. Since 2006, he has been Vice President Mining for Scorpio Mining Corporation and in charge of the Nuestra Senora underground development project in Mexico.

On November 4, 2008, the Company acquired another property from IAMGOLD, the Dormex property that consists of 127 claims covering an area of 6,101 hectares that is located in the same geological context as the Sleeping Giant Mine. This acquisition is subject to 1%NSR royalty on future gold or silver production from the property and a 1.5%NSR royalty in the case of a base metal deposit, provided such deposit contains more than 5 million tonnes of measured and indicated resources as shown in a NI43-101 technical report. Previous drilling on the Dormex property did not yet located the source of the anomalies.

Stock markets are highly volatile and gold is trading between CA$800 and CA$1,000.  The rise in the gold price is a very positive development, with the Company planning to start production in 2009.  The Company is in discussions with several parties to secure a debt financing for the Mine development and start-up.

Use of proceeds

Since its incorporation the Company used the approximate net proceeds obtained from financings for exploration expenditures as follows:

Years and period	Approximate net proceeds from financings	Exploration expenditures during the exercises or period	Cash and cash equivalents at end of years or period
2006	$5,9M	$1,221,707	$4,1M
2007	$3,4M	$3,667,436	$2,8M
First quarter 2008	$2,7M	$843,651	$4,5M
Second quarter 2008	$0	$1,024,126	$4.7M
Third quarter 2008	$0	$792,607	$3.3M
Total	$12M	$7,549,527

For the first nine months of 2008, the Company has incurred cumulative exploration expenses of CA$2,660,384 compared to CA$2,655,314 for the corresponding period at September 30, 2007.

During the third quarter ended September 30, 2008, the Company incurred a total of CA$792,607 in exploration expenses on its most active projects, Sleeping Giant Mine, Discovery, Flordin and Cameron Shear properties.

For the period between July 1, 2008 and September 30 2008, at the Sleeping Giant Mine, the Company incurred exploration expenses in the amount of CA$639,000 or 5% of the net issuer’s proceeds.

During the third quarter, the Company spent CA$109,000 on the Discovery Property for a Canadian NI43-101 technical report, CA$18,000 on drilling on Flordin property and CA$27,000 on the Cameron Shear property to carry out geochemical surveys.  Each of these exploration works represents less than 5 % of the net issuer’s proceeds.

Director’s fees-In U.S. Dollars according to Federal Reserve Bank of New York, noon buying rates in New York for cable transfers payable in foreign currencies as at September 30, 2008: CA$1.0597 for US$1.00

With the exception of the President and Director Mr. Bouchard, the Company paid to Company’s directors, fixed fees in the amount of $566 for their presence to the Audit Committee Meeting (ACM) and $283 per conference call and a fixed amount of $377 per presence to the Board of Directors Meeting (BDM) and $189 per conference call.

The external directors received an aggregate of US$2642. in Directors’ fees for the period ended September 30, 2008, distributed as follows:

Richard Jacques	ACM	$566
	BDM	$377
Guylaine Daigle	ACM per conference call	$283
	BDM per conference call	$189
René Branchaud	ACM per conference call	$283
	BDM per conference call	$189
Jean-Pierre Lachance	BDM	$377
Jean-Charles Potvin	BDM per conference call	$189
Guy Hébert	BDM per conference call	$189

Item 3- Defaults upon Senior Securities

There has been no default upon Senior Securities for that period.

Item 4- Submission of Matters to a Vote of Security Holders

There was no matter submitted to security holders during the period.

Item 5. Other information

None

Item 6. Exhibits

a) Exhibits

10.

CE Summary of Amended Purchase Agreement dated October 31, 2008 between IAMGOLD Québec-Management Inc. and Cadiscor Resources Inc. for acquisition of Sleeping Giant Mine.

23.

CE Consent letter of Carl Pelletier, P. Geo of InnovExplo for use of TECHNICAL REPORT ON THE SCOPING STUDY AND MINERAL RESOURCE ESTIMATE FOR THE DISCOVERY PROJECT, dated August 1, 2008.

31.

CE Rule 13a-14 (a)/15d-14(a) Certifications;

32.

CE Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On November 6, 2008, the Company deposited a Form 8-K under Item 1.01 giving details of the acquisition of claims, plant and equipment and related facilities of the Sleeping Giant Mine as of October 31, 2008 pursuant to the Amended Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADISCOR RESOURCES INC.

The Registrant

Date: November 10, 2008	/s/ Michel Bouchard

Name: Michel Bouchard
Title: President and Chief Executive Officer

Date: November 10, 2008	/s/ Pauline Comtois

Pauline Comtois, CGA
Person performing functions equivalent to a Chief Financial Officer